Form 10-Q
period 2021-03-31
ALKAMI TECHNOLOGY, INC.
filed 2021-05-12
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-40321
ALKAMI TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware		45-3060776
State or Other Jurisdiction of Incorporation or Organization		I.R.S. Employer Identification No.

5601 Granite Parkway,	Suite 120
Plano,	TX	75204
Address of Principal Executive Offices		Zip Code
(877) 725-5264
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALKT	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of April 30, 2021 was 85,936,693.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$162,075	$166,790
Accounts receivable, net	14,614	14,103
Deferred implementation costs, current	5,063	4,745
Prepaid expenses and other current assets	9,742	7,598
Total current assets	191,494	193,236
Property and equipment, net	10,308	10,461
Deferred implementation costs, net of current portion	15,096	14,858
Intangibles, net	8,057	8,266
Goodwill	16,542	16,218
Other assets	6,522	6,127
Total assets	$248,019	$249,166
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Current portion of long-term debt	$625	$313
Accounts payable	4,725	360
Accrued liabilities	16,125	13,099
Deferred rent and tenant allowance, current	661	596
Deferred revenues, current portion	6,715	6,116
Total current liabilities	28,851	20,484
Long-term debt, net	24,267	24,566
Warrant liability	4,336	2,692
Deferred revenues, net of current portion	13,835	14,424
Deferred rent and tenant allowance, net of current portion	5,726	5,867
Other non-current liabilities	1,393	1,393
Total liabilities	78,408	69,426
Commitments and contingencies (Note 13)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.001 par, 72,799,602 shares authorized and 72,225,916 and 72,225,916 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	443,540	443,263
Stockholders’ Equity (Deficit)
Common stock, $0.001 par, 101,671,156 shares authorized and 6,755,179 and 4,909,529 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7	5
Additional paid-in capital	3,974	—
Accumulated deficit	(277,910)	(263,528)
Total stockholders’ equity (deficit)	(273,929)	(263,523)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$248,019	$249,166

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended March 31,
	2021	2020
Revenues	$33,262	$23,210
Cost of revenues	15,497	11,902
Gross profit	17,765	11,308
Operating expenses:
Research and development	10,913	9,689
Sales and marketing	5,406	4,640
General and administrative	10,385	7,158
Total operating expenses	26,704	21,487
Loss from operations	(8,939)	(10,179)
Non-operating income (expense):
Interest income	14	29
Interest expense	(310)	(104)
Loss on financial instruments	(1,644)	(1)
Loss before income taxes	(10,879)	(10,255)
Provision for income taxes	—	—
Net loss	$(10,879)	$(10,255)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	(277)	(277)
Net loss attributable to common stockholders:	$(11,156)	$(10,532)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.00)	$(2.31)
Weighted average number of shares of common stock outstanding:
Basic and diluted	5,584,182	4,569,020

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(UNAUDITED)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance January 1, 2021	72,225,916	$443,263	4,909,529	$5	$—	$(263,528)	$(263,523)
Stock-based compensation	—	—	—	—	1,418	—	1,418
Exercised stock options	—	—	2,064,567	2	2,827	—	2,829
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	277	—	—	(277)	—	(277)
Repurchase of common stock	—	—	(218,917)	—	6	(3,503)	(3,497)
Net loss	—	—	—	—	—	(10,879)	(10,879)
Balance March 31, 2021	72,225,916	$443,540	6,755,179	$7	$3,974	$(277,910)	$(273,929)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance January 1, 2020	54,290,383	$210,033	4,537,955	$5	$335	$(195,730)	$(195,390)
Stock-based compensation	—	—	—	—	459	—	459
Exercised stock options	—	—	71,360	—	52	—	52
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	277	—	—	(277)	—	(277)
Net loss	—	—	—	—	—	(10,255)	(10,255)
Balance March 31, 2020	54,290,383	$210,310	4,609,315	$5	$569	$(205,985)	$(205,411)

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,879)	$(10,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	786	652
Stock-based compensation expense	1,418	459
Amortization of debt issuance costs	13	19
Loss on financial instruments	1,644	1
Changes in operating assets and liabilities:
Accounts receivable	(512)	(1,246)
Prepaid expenses and other current assets	(1,207)	(1,675)
Accounts payable and accrued liabilities	7,382	(2,351)
Deferred implementation costs	(556)	(787)
Deferred rent and tenant allowances	(76)	(42)
Deferred revenues	35	435
Net cash used in operating activities	(1,952)	(14,790)

Cash flows from investing activities:
Purchases of property and equipment	(180)	(1,195)
Capitalized software development costs	(244)	—
Acquisition of business	(326)	—
Net cash used in investing activities	(750)	(1,195)

Cash flows from financing activities:
Borrowings on line of credit	—	13,000
Proceeds from stock option exercises	2,829	52
Deferred IPO issuance costs paid	(1,345)	—
Payments on capital lease obligations	—	(11)
Repurchase of common stock	(3,497)	—
Net cash (used in) provided by financing activities	(2,013)	13,041

Net decrease in cash and cash equivalents	(4,715)	(2,944)
Cash and cash equivalents and restricted cash, beginning of period	171,663	11,982
Cash and cash equivalents and restricted cash, end of period	$166,948	$9,038
Supplemental disclosure of noncash financing activities
Deferred IPO offering costs not yet paid	$2,122	$—

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

Note 1. Organization

Description of Business

Alkami Technology, Inc. (the “Company”) is a cloud-based digital banking solutions provider. The Company inspires and empowers community, regional and super-regional financial institutions (“FIs”) to compete with large, technologically advanced and well-resourced banks in the United States. The Company’s solution, the Alkami Platform, allows FIs to onboard and engage new users, accelerate revenues and meaningfully improve operational efficiency, all with the support of a proprietary, true cloud-based, multi-tenant architecture. The Company cultivates deep relationships with its clients through long-term, subscription based contractual arrangements, aligning its growth with its clients’ success and generating an attractive unit economic model. The Company was incorporated in Delaware in August 2011, and its principal offices are located in Plano, Texas.

Initial Public Offering

On April 13, 2021, the Company's registration statement relating to the initial public offering ("IPO") of its common stock was declared effective by the Securities and Exchange Commission ("SEC"). In connection with the IPO, the Company issued and sold 6,900,000 shares of common stock (including 900,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $30.00 per share for net proceeds of $192.8 million, after deducting underwriters' discounts and commissions (excluding other IPO costs as of April 13, 2021). Prior to the IPO, deferred offering costs, which consist of legal, accounting, consulting and other direct fees and costs relating to the IPO, were capitalized in prepaid expenses and other current assets. Expected expenses incurred by the Company for the IPO were approximately $5.2 million as of the effectiveness of the registration statement and will be recorded against stockholders’ equity. In addition, effective upon the closing of the IPO, the Company's certificate of incorporation was amended and restated such that the total number of shares of common stock authorized to be issued was increased to 500,000,000 shares and the total number of shares of preferred stock authorized to be issued was reduced to 10,000,000 shares.

Immediately prior to the effectiveness of the Company’s registration statement:

•the Company’s outstanding shares of redeemable convertible preferred stock converted into an aggregate of 72,225,916 shares of common stock;
•all of the Company’s outstanding warrants exercisable for shares of redeemable convertible preferred stock converted into warrants exercisable for 212,408 shares of common stock (warrants are currently classified as liabilities and marked to market at the end of each reporting period, the warrants will be classified as equity immediately prior to the effectiveness of the Company’s registration statement);
•the Company reserved 12,131,846 shares of common stock for issuance pursuant to future awards under the Company’s 2021 Incentive Award Plan;
•the Company granted restricted stock units covering 192,000 shares of common stock;
•the Company granted options to purchase 101,775 shares of common stock at an exercise price equal to $30.00, the IPO price set forth on the final prospectus (the “Prospectus”) filed with the SEC on April 15, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended; and
•the Company reserved 2,205,790 shares of common stock for future issuance under the ESPP.

With the proceeds of the IPO, the Company paid in full accumulated dividends on our previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of significant accounting policies as described below.

Basis of Presentation and Consolidation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All intercompany accounts and transactions are eliminated.

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in the Prospectus. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021.

The Company has no sources of other comprehensive income, and accordingly, net loss presented each period is the same as comprehensive loss.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates and assumptions include determining the timing and amount of revenue recognition, recoverability and amortization period related to costs to obtain and fulfill contracts, valuation of the Company’s stock options, and warrants.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, restricted cash and cash equivalents, accounts receivable, accounts payable, long-term debt and stock warrants. The carrying values of cash, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The carrying value of long-term debt approximates its fair value due to the variable interest rate. Cash equivalents include amounts held in money market accounts that are measured at fair value using observable market prices. Warrant liabilities are valued using the Black-Scholes option pricing method and are presented at estimated fair value at the end of the reporting period. The assumptions used in preparing the Black-Scholes option pricing calculation include weighted average grant date fair value, volatility, risk-free interest rate, dividends, weighted average expected life in years and estimated forfeiture. Changes in the fair value of warrant liabilities are recognized as a gain or loss within non-operating income (expense).

The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.

Level 3. Significant unobservable inputs which are supported by little or no market activity.

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(In thousands)	March 31, 2021	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$150,346	$150,346	$—	$—
Total Assets	$150,346	$150,346	$—	$—
Liabilities:
Warrant Liabilities	$(4,336)	$—	$—	$(4,336)
Total Liabilities	$(4,336)	$—	$—	$(4,336)

		Fair Value at Reporting Date Using
(In thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$143,277	$143,277	$—	$—
Total Assets	$143,277	$143,277	$—	$—
Liabilities:
Warrant Liabilities	$(2,692)	$—	$—	$(2,692)
Total Liabilities	$(2,692)	$—	$—	$(2,692)

The reconciliations of the beginning and ending balances during the three months ended March 31, 2021 for Level 3 assets and liabilities are as follows (in thousands):

Asset and liability categories	Beginning Level 3 Fair Value at January 1, 2021	Fair value adjustment	Ending Level 3 Fair Value at March 31, 2021
Warrant Liabilities	$(2,692)	$(1,644)	$(4,336)
Restricted Cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amount included in restricted cash on the Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020 represents the additional cash proceeds in deposit with an escrow agent for satisfaction of contingent consideration related to the acquisition of ACH Alert, LLC (“ACH Alert”). See Note 3 for further information.

	March 31,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$162,075	$166,790
Restricted cash included in Other assets	4,873	4,873
Total cash and cash equivalents and restricted cash shown in statements of cash flows	$166,948	$171,663

Capitalized Software Development Costs

Software development costs relate primarily to software coding, systems interfaces, and testing of the Company’s proprietary systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is in the application development stage until the software is ready for use. Business analysis, system evaluation, and software maintenance costs are expensed as incurred. The capitalized software development costs are reported in property and equipment, net in the condensed consolidated balance sheets.

The Company had $0.2 million in capitalized internal software development costs as of March 31, 2021 and none as of December 31, 2020. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

Contract Balances

Client contracts under which revenues have been recognized while the Company is not yet able to invoice results in contract assets. Generally, contract assets arise as a result of reallocating revenues when discounts are weighted more heavily in the early years of a multi-year contract or the client contract has substantive minimum fees that escalate over the term of the contract. Contract assets totaled $0.8 million and $0.8 million as of March 31, 2021 and December 31, 2020, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

Contract liabilities are comprised of billings or payments received from the Company’s clients in advance of performance under the contract and are represented in deferred revenues in the consolidated balance sheets.

Stock-Based Compensation

Stock options are accounted for using the grant date fair value method. Under this method, stock-based compensation expense is measured by the estimated fair value of the granted stock options at the date of grant using the Black-Scholes option pricing model and recognized over the vesting period with a corresponding increase to additional paid-in capital.

Determining the fair value of stock-based awards at the grant date requires significant judgement. The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected, for periods prior to the Company’s IPO, by the Company’s estimated common stock fair value as well as other subjective assumptions including the volatility, risk-free interest rate, dividends, weighted average expected life and estimated forfeiture rate. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These assumptions and estimates are as follows:

Fair Value of Common Stock. Given the absence of an active market for the Company’s shares of common stock prior to its IPO, the fair value of the shares of common stock underlying the Company’s stock options was determined by the Company’s board of directors (the “Board”).

The Board intends all options to be exercisable at the fair value of its shares of common stock on the grant date. Such estimates will not be necessary in future periods because the underlying shares began trading after the IPO. The assumptions used in the valuation models were based on future expectations and management judgment. The Company used three methods to determine fair value of its common stock as follows:
•Discounted Cash Flow Method: the value of the business is estimated on the basis of forecasted cash flows, discounted to present value using an appropriate risk-adjusted discount rate.
•Guideline Public Company Method: the value of the business is estimated through the application of multiples observed for public companies engaged in businesses and/or industries that are considered comparable to the Company.
•Recent Transactions Method: the value of the business is estimated through the application of multiples observed for M&A transactions involving target companies engaged in businesses and/or industries that are considered comparable to the Company.

To allocate the aggregate equity value of the Company to the various equity interests present, the Company has historically (until September 2020) utilized the Option Pricing Method (“OPM”). The OPM values each equity class by creating a series of call options on the equity value, with exercise prices based on the liquidation preferences and conversion terms. Beginning in September 2020, the Company began applying the hybrid method, which combines elements of the OPM and the probability-weighted expected return method (“PWERM”) to determine the value of its shares of common stock. The Company made this change as greater clarity developed regarding a possible IPO or other liquidity event. Under the PWERM, the value of the Company’s shares of common stock is estimated based on the analysis of future values for the enterprise assuming various possible future events, such as an IPO. The future value was discounted to its present value using an appropriate risk-adjusted rate based on the Company’s stage of development. Additionally, the Company applied a discount for lack of marketability. The allocation to each share class is based upon the Black-Scholes options pricing model. Under the hybrid method, the per share values calculated under each exit scenario are probability-weighted to determine the fair value of its shares of common stock.
•Volatility: As the Company does not have trading history for its common stock, the selected volatility used is representative of expected future volatility. The Company bases expected future volatility on the historical and implied volatility of comparable publicly traded companies over a similar expected term.
•Risk-Free Interest Rate: The Company bases the risk-free interest rate on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected life of the option grant at the date nearest the option grant date.
•Dividends. The Company has never declared or paid any cash dividends and does not presently intend to pay cash dividends in the foreseeable future, other than the aggregate accumulated dividends payable to holders of the Company’s Series B redeemable convertible preferred stock. As a result, the Company used a dividends assumption of zero.
•Weighted Average Expected Life in Years: The expected term of employee stock options reflects the period for which the Company believes the option will remain outstanding. To determine the expected term, the Company applies the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award.
•Estimated Forfeiture Rate. The Company’s forfeiture rate is based on an analysis of its actual forfeitures. The Company will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

Preliminary Offering Price and Options Granted Subsequent to December 31, 2020. During February 2021, the Company granted stock options to purchase shares of its common stock. In light of the difference between the fair value for a share of the Company’s common stock used for stock options granted in February 2021 and the initial price range of the Company’s IPO, the Company established the fair value of these grants based on a straight-line interpolation from its December 31, 2020 valuation and the mid-point of its initial price range in order to determine the appropriate stock-based compensation expense for financial reporting purposes.

Concentrations of Credit Risk

Significant concentrations of credit risk arise from the Company’s revenues and accounts receivable. Management believes that its contract acceptance, billing, and collection policies are adequate to minimize potential credit risk. No client represented more than 10% of revenue for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, no client represented more than 10% of accounts receivable.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheets and disclosing key information about leasing arrangements. The standard is effective for non-public entities for fiscal years beginning after December 15, 2020, and interim periods for the fiscal year beginning after December 15, 2021, and early application is permitted. The Company anticipates that the adoption of Topic 842 will impact its consolidated balance sheets as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and corresponding operating lease liabilities upon the adoption of ASU 2016-02. The Company expects to adopt the standard in fiscal year 2021 using the modified retrospective transition approach and interim periods beginning 2022. The Company continues to evaluate quantitative impacts that the adoption of this standard will have. The Company expects total assets and liabilities reported will increase relative to such amounts prior to adoption.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326),” which modifies the measurement of expected credit losses of certain financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for adoption of the new standard was delayed until calendar years beginning after December 15, 2021, with early adoption permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

Note 3. Business Combination

On October 4, 2020, the Company announced the acquisition of substantially all of the assets of ACH Alert for approximately $25 million in cash consideration. The integrated set of assets and activities acquired from ACH Alert through the acquisition meet the definition of a business under ASC 805, as updated by ASU 2017-01. A term loan of $25.0 million (“Term Loan”) was borrowed on October 16, 2020 to partially fund the acquisition of ACH Alert (see Note 8).

The ACH Alert acquisition also involved $4.9 million of additional cash consideration that the Company placed on deposit with an escrow agent to be paid upon the continued employment of one of the owners of ACH Alert, of which $2.5 million is to be paid in October 2021 and

$2.4 million is to be paid in October 2022. Since the payouts are contingent upon the continued and future employment of the former owner, these amounts have been excluded from the purchase price. The Company has classified the amounts held in escrow as restricted cash on the condensed consolidated balance sheets and is accruing the estimated payouts over the requisite service period as a component of general and administrative expense on the condensed consolidated statements of operations. For the three months ended March 31, 2021, the Company recognized compensation expense of $0.6 million related to this agreement.

The Company’s preliminary fair value estimates and assumptions to measure the assets acquired and liabilities assumed were subject to change as the Company obtained additional information during the measurement period. The following table summarizes the fair value amounts recognized as of the acquisition date for each major class of asset acquired or liability assumed, as well as adjustments made during the measurement period:

(in thousands)	Preliminary Fair Value as of October 4, 2020	Measurement Period Adjustments	Adjusted Fair Value as of March 31, 2021
Trade accounts receivables	$915	$—	$915
Other current assets	47	(14)	33
Property and equipment	20	—	20
Goodwill	16,218	324	16,542
Intangible assets	8,450	—	8,450
Total assets acquired	$25,650	$310	$25,960
Accounts payable	$61	$5	$66
Accrued liabilities	—	4	4
Deferred revenues, current	170	—	170
Deferred revenues, net of current	346	(25)	321
Total liabilities assumed	577	(16)	561
Net assets acquired	$25,073	$326	$25,399

As of March 31, 2021, the allocation of the purchase price for ACH Alert has been finalized.

The table below outlines the purchased identifiable intangible assets:

	Weighted Average Amortization Period	Total
	(in years)	(in thousands)
Customer relationships	15	$5,100
Developed technology	7	3,300
Trade names	2	50
Total identifiable intangible assets		$8,450

Goodwill is mainly attributable to advantages expected from the acquisition such as giving the Company a complimentary solution to its existing platform offering, especially for banks. It is also expected to position the Company to better penetrate the banking market. This goodwill is expected to be deductible for tax purposes.

No material transaction costs are included within the consolidated statements of operations for the three months ended March 31, 2021 and 2020.

Note 4. Property and Equipment, Net

Depreciation expense was $0.6 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

(in thousands)	Useful Life	March 31, 2021	December 31, 2020
Software	1 to 3 years	$967	$722
Computers and equipment	3 years	3,984	3,821
Furniture and fixtures	5 years	3,930	3,930
Leasehold improvements	3 to 10 years	11,663	11,650
		$20,544	$20,123
Less: accumulated depreciation		(10,236)	(9,662)
Property and equipment, net		$10,308	$10,461

Note 5. Revenue and Deferred Costs

The Company derives primarily all of its revenues from SaaS subscription services charged for the use of its digital banking solutions. Revenues are recognized net of the most likely amount of sales credits and allowances and presented net of sales and usage-based taxes collected from clients on behalf of governmental authorities. SaaS subscription services are generally recognized as revenue over the term of the contract as a series of distinct SaaS services bundled into a single performance obligation. Clients are typically charged a one-time, upfront implementation fee and recurring annual and monthly access fees for the use of the Company’s digital banking solution. Implementation and integration of the digital banking platform is complex, and the Company has determined that the one-time, upfront services are not distinct. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the clients’ personnel or other service providers to perform significant portions of the services. As a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue commencing when the client goes live on the platform, which corresponds with the date the client obtains access to the Company’s digital banking solution and begins to benefit from the service.

The Company’s performance obligation for the SaaS series of services includes standing ready over the term of the contract to provide access to all of the clients’ users and process any transactions initiated by those users. The Company invoices clients each month for the contracted minimum number of registered users with an additional amount for users in excess of those minimums. The Company recognizes variable consideration related to registered user counts in excess of the contractual minimum amounts each month. SaaS subscription revenues also includes annual and monthly charges for maintenance and support services which are recognized over the subscription term. As mentioned above, SaaS contracts include a single performance obligation that consists of a series of distinct SaaS services transferred over time that are substantially the same each month. Standalone selling prices are not required to allocate revenue amongst the distinct services within the series. The Company uses an analysis of pricing and discounting objectives, expected volume of users above contracted minimums and transactions, and client characteristics to ensure the revenue standards’ allocation objectives have been met. In limited circumstances when a contract calls for certain discounting to be triggered by volumes above contracted minimums, the Company is required to estimate these volumes in order to calculate revenue recognition in line with the standard’s allocation objectives.

The following table disaggregates the Company's revenue by major source for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020
SaaS subscription services	$31,569	$21,514
Implementation services	1,300	1,277
Other services	393	419
Total revenues	$33,262	$23,210

The Company recognized approximately $1.7 million of revenue during the three months ended March 31, 2021, and $1.8 million during the three months ended March 31, 2020, respectively, which was recognized from deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of each reporting period. For those contracts which were wholly or partially unsatisfied as of March 31, 2021, minimum contracted subscription revenues to be recognized in future periods total approximately $521.8 million. The Company expects to recognize approximately 43% of this amount as subscription services are transferred to customers over the next 24 months, an additional 35% in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Deferred Cost Recognition

The Company capitalized $0.3 million and $0.3 million in deferred commissions costs during the three months ended March 31, 2021 and March 31, 2020, respectively, and recognized $0.5 million and $0.3 million of amortization during the three months ended March 31, 2021 and 2020, respectively. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations. Deferred commissions are included in deferred implementation costs in the accompanying consolidated balance sheets in the amount of $8.8 million and $9.0 million as of March 31, 2021 and December 31, 2020, respectively.

The Company capitalized implementation costs of $1.3 million and $1.2 million during the three months ended March 31, 2021 and March 31, 2020, respectively, and recognized amortization of $0.6 million and $0.4 million during the three months ended March 31, 2021 and 2020, respectively. Amortization expense is included in cost of revenues in the accompanying consolidated statements of operations.

Deferred cost assets are reviewed for impairment annually or more frequently if circumstances indicate there may be an impairment. No impairment loss was recognized in relation to these capitalized costs for the three months ended March 31, 2021 and 2020.

Note 6. Accounts Receivable

Accounts receivable includes the following amounts at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(in thousands)	2021	2020
Trade accounts receivable	$11,866	$11,804
Unbilled receivables	2,170	2,081
Other receivables	1,049	702
Total receivables	15,085	14,587
Allowance for doubtful accounts	(327)	(323)
Reserve for estimated credits	(144)	(161)
	$14,614	$14,103

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(in thousands)	2021	2020
Bonus accrual	$2,332	$2,636
Accrued vendor purchases	3,887	2,542
Commissions accrual	1,179	1,309
Accrued hosting services	1,317	924
Client refund liability	1,098	1,362
Deferred compensation payable	1,250	625
Accrued consulting and professional fees	514	207
Accrued tax liabilities	2,373	2,394
Other accrued liabilities	2,175	1,100
Total accrued liabilities	$16,125	$13,099

Note 8. Debt

On October 16, 2020, the Company entered into a credit agreement with Silicon Valley Bank and KeyBank (“Credit Agreement”). The Credit Agreement replaced the prior credit facility provided by Comerica Bank. The Credit Agreement matures on October 16, 2023. The Credit Agreement includes the following:
•Revolving Facility: The Credit Agreement provides $25.0 million in aggregate commitments for secured revolving loans, with sub-limits of $10.0 million for the issuance of letters of credit and $7.5 million for swingline loans (“Revolving Facility”).
•Term Loan: A Term Loan of $25.0 million was borrowed on the closing date of the Credit Agreement. The proceeds of the Term Loan were used to fund the acquisition of ACH Alert which closed on October 4, 2020.
•Accordion Feature: The Credit Agreement also allows the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $30.0 million.

Revolving Facility loans under the Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan are due in quarterly installments equal to an initial amount of approximately $0.3 million, which begin December 31, 2021 and continue through September 30, 2022 and increase to approximately $0.6 million beginning on December 31, 2022 through the Credit Agreement maturity date. Once repaid or prepaid, the Term Loans may not be re-borrowed.

Borrowings under the Credit Agreement bear interest at a variable rate based upon, at the Company’s option, either the LIBOR rate or the base rate (in each case, as customarily defined) plus an applicable margin. The minimum LIBOR rate to be applied is 1.00%. The applicable margin for LIBOR rate loans ranges , based on an applicable recurring revenue leverage ratio, from 3.00% to 3.50% per annum, and the applicable margin for base rate loans ranges from 2.00 to 2.50% per annum. The Company’s minimum interest rate applied to term debt was 4.00% as of March 31, 2021. The Company is required to pay a commitment fee of 0.30% per annum on the undrawn portion available under the Revolving Facility, and variable fees on outstanding letters of credit.

All outstanding principal and accrued but unpaid interest is due, and the commitments for the Revolving Facility terminate, on the maturity date. The Term Loans are subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. The Company may prepay the Term Loans in whole or in part at any time without premium or penalty.

The Credit Agreement contains customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $10.0 million or more. The Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of March 31, 2021.

Long-term Debt

The following table summarizes long-term debt obligations as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Term Debt	$25,000	$25,000
Less unamortized debt issuance costs	(108)	(121)
Net amount	24,892	24,879
Less current maturities of long-term debt	(625)	(313)
Long-term portion	$24,267	$24,566

Maturities of long-term debt outstanding as of March 31, 2021, are summarized as follows (in thousands):

2021	$313
2022	1,562
2023	23,125
Thereafter	—
Total	$25,000

In conjunction with financing arrangements with prior lenders, the Company issued warrants for the purchase of shares of the Company’s redeemable convertible preferred stock. The following tables summarize warrants outstanding as of March 31, 2021 and December 31, 2020 (in thousands, except share and per share data) and issuance price:

					Current FMV
	Shares	Issuance Date	Issuance price per share	Expiration date	March 31, 2021	December 31, 2020
Warrant Series A	40,000	12/10/12	$1.00	12/10/22	$938	$618
Warrant Series B	46,875	7/2/14	$1.60	7/7/26	1,024	657
Warrant Series B	15,000	9/9/14	$1.60	9/9/24	328	210
Warrant Series C	46,875	7/7/16	$3.65	7/7/26	928	566
Warrant Series C	34,246	7/21/17	$3.65	7/20/27	678	414
Warrant Series E	29,412	6/27/19	$8.50	6/26/29	440	227
Total	212,408				$4,336	$2,692

The warrants were subject to the same anti-dilution provisions to which the respective series of redeemable convertible preferred stock was subject. The outstanding warrants automatically converted into warrants to purchase common stock in connection with the closing of the Company’s IPO.

Note 9. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

As of March 31, 2021 and December 31, 2020, the Company was authorized to issue seven classes of stock: common stock, Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock, Series D redeemable convertible preferred stock, Series E redeemable convertible preferred stock and Series F redeemable convertible preferred stock. On September 23, 2020, the Board authorized an increase in the number of authorized shares of common stock to 101,671,156 shares and authorized an increase in the number of authorized shares of preferred stock to 72,799,602 shares. All of the outstanding series of redeemable convertible preferred stock converted to common stock upon the IPO.

Repurchase of Common Stock

During the three months ended March 31, 2021, former employees obtained a third-party offer for the purchase of 0.2 million shares of common stock held in the Company. As the Company had the right of first refusal for the sale of these shares, the Company repurchased the shares for $3.5 million from the former employees at the price offered.

Voting

All classes of stock are entitled to vote. During the three months ended March 31, 2021, Series A through F redeemable convertible preferred stockholders had the right to one vote for each share of common stock into which such holder’s respective shares of redeemable convertible preferred stock could then be converted.

Dividends

As of March 31, 2021 and December 31, 2020, Series A, Series C, Series D, Series E and Series F redeemable convertible preferred stockholders were entitled to an 8% preferred dividend, when, as and if declared by the Board. Series A, Series C, Series D, Series E and Series F preferred dividends are not cumulative. Series B redeemable convertible preferred stockholders were entitled to an 8% preferred return upon redemption or liquidation. The Series B preferred return is cumulative and totaled $7.9 million as of March 31, 2021. This cumulative return is recorded in Redeemable Convertible Preferred Stock on the consolidated balance sheets. Upon the IPO, the Series B redeemable convertible preferred stock was converted into common stock and the holders received a 5% dividend on conversion, which totaled $5.0 million and was paid in cash. Common stockholders are also entitled to dividends, when, as and if declared by the Board. Declared and unpaid dividends for each series of redeemable convertible preferred stock were payable upon liquidation.

Conversion

As of March 31, 2021 and December 31, 2020, holders of Series A, Series B, Series C, Series D, Series E and Series F redeemable convertible preferred stock were entitled to convert their shares into shares of common stock, at the option of the holder, at a 1-for-1 conversion rate based on a conversion price of $1.00, $1.60, $3.65, $6.13, $8.50 and $16.00 per share, respectively. The respective conversion rates were subject to anti-dilution clauses if additional shares of common stock are issued at a price per share below the applicable conversion price. As of March 31, 2021, no such anti-dilution events had occurred.

Liquidation

As of March 31, 2021 and December 31, 2020, upon a liquidation event, as defined by the Company’s certificate of incorporation, including any voluntary or involuntary liquidation, dissolution, winding up or deemed liquidation event, and prior to the payment of other equity holders, liquidation funds, if any, were required to be distributed to Series F redeemable convertible preferred stockholders (entitled to a liquidation preference equal to $16.00 per share plus declared and unpaid dividends), Series E redeemable convertible preferred stockholders (entitled to a liquidation preference equal to $8.50 per share plus declared and unpaid dividends) and Series D redeemable convertible preferred stockholders (entitled to a liquidation preference equal to $6.1278 per share), on a pari passu basis. Thereafter, Series C redeemable convertible preferred stockholders were entitled to a liquidation preference equal to $3.65 per share, after the payment in full of the liquidation preference of Series F, Series E and Series D redeemable convertible preferred stock. Thereafter, Series B redeemable convertible preferred stockholders were entitled to a liquidation preference, after the payment in full of the liquidation preference of the Series F, Series E, Series D and Series C redeemable convertible preferred stock, equal to $1.60 per share plus an accruing amount of 3% per annum on the purchase price of Series B redeemable convertible preferred stock, plus all accrued (including the 5% accruing dividend) but unpaid and any declared but unpaid dividends. Thereafter, Series A redeemable convertible preferred stockholders were entitled to a liquidation preference, after the payment in full of the liquidation preference on all other redeemable convertible preferred stock, equal to $1.00 per share plus any declared, but unpaid dividends. Remaining liquidation funds, if any, were then required to be distributed to both common and Series A redeemable convertible preferred stockholders equally, as if the Series A redeemable convertible preferred stock had been converted to common stock.

Redemption

As of March 31, 2021 and December 31, 2020, holders of all classes of redeemable convertible preferred stock were entitled to require the Company to redeem preferred shares at any time on or after June 27, 2023. Holders of Series A through C vote together with respect to the redemption of Series A, Series B and Series C redeemable convertible preferred stock, Series D and Series E vote together with respect to the redemption of Series D and Series E redeemable convertible preferred stock, and Series F had a separate right with respect to the redemption of Series F redeemable convertible preferred stock. If at least a majority of any such group voted in favor of redemption, the Company was required to redeem one-third of the then-outstanding shares of the applicable group within each series for cash equal to the Liquidation Amount, as defined by each series (“Initial Redemption Date”). The decision of any such group was not binding on any other group and any group’s decision to redeem is independent of any other group’s decision to redeem. The Company would then be required to make additional payments on the one-year and two-year anniversary of the Initial Redemption Date.

In accordance with the SEC guidance on temporary equity, all redeemable convertible preferred stock is presented as mezzanine equity given the cash redemption right that is within the holder’s control. As of March 31, 2021 and December 31, 2020, the preferred shares were not currently redeemable, but it was probable the instruments would become redeemable. Therefore, the Company had elected to recognize changes in redemption value immediately as they occur, as a dividend, and adjust the carrying amount of the instrument such that the carrying value is greater than or equal to the redemption value at the end of each reporting period.

As of March 31, 2021 and December 31, 2020, the holders of redeemable convertible preferred stock had various rights and preferences as follows:

	March 31, 2021			December 31, 2020
	Shares Authorized	Shares Outstanding	Redemption/ Liquidation Amounts	Shares Authorized	Shares Outstanding	Redemption/ Liquidation Amounts
(in thousands, except for shares)
Series A Redeemable Convertible Preferred Stock	8,488,092	8,448,092	$8,448	8,488,092	8,448,092	$8,448
Series B Redeemable Convertible Preferred Stock	8,761,982	8,650,107	21,741	8,761,982	8,650,107	21,464
Series C Redeemable Convertible Preferred Stock	22,600,000	22,228,001	81,132	22,600,000	22,228,001	81,132
Series D Redeemable Convertible Preferred Stock	11,443,749	11,423,349	70,000	11,443,749	11,423,349	70,000
Series E Redeemable Convertible Preferred Stock	12,755,779	12,726,367	108,174	12,755,779	12,726,367	108,174
Series F Redeemable Convertible Preferred Stock	8,750,000	8,750,000	140,000	8,750,000	8,750,000	140,000
	72,799,602	72,225,916	$429,495	72,799,602	72,225,916	$429,218

Note 10. Equity Compensation

In 2011, the Board established a long-term incentive plan, the Company’s 2011 Long-Term Incentive Plan, as amended (the “2011 Plan”), under which shares of common stock are made available for grants to qualified consultants, directors, or employees of the Company. The vesting of the common stock options is determined by the Company and may be immediately vested in whole, or in part, or all portions may not be vested until a specific date. The exercise price of incentive stock options granted must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board.

On February 25, 2021, the Board approved, subject to stockholder approval which, was obtained on March 23, 2021, the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), pursuant to which employees would be able to purchase shares of the Company’s common stock at a 15% discount. The Board provided for a share reserve with respect to the ESPP of 2% of the total number of shares outstanding after the IPO. The Board further provided that the share reserve will be refreshed by an evergreen provision of 1% of the Company’s outstanding common stock at the end of the prior year, or such lesser amount as the Board or its Compensation Committee may determine.

On February 25, 2021, the Board approved, subject to stockholder approval, which was obtained on March 23, 2021, the Company’s 2021 Incentive Award Plan (the “2021 Plan”), pursuant to which incentive awards may be awarded to employees, directors and consultants. The Board provided that the maximum number of shares of common stock (subject to stock splits, dividends, recapitalizations and the like) issuable under the 2021 Plan is equal to a number of shares equal to (i) 11.0% of the shares of common stock outstanding immediately prior to the effectiveness of the IPO after giving effect to the number of shares being sold in the IPO (including shares subject to outstanding equity awards, and the 2021 share reserve and the ESPP share reserve (as described above)) and assuming no exercise of the underwriters’ option to purchase additional shares, plus (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2031, equal to the lesser of: (a) 5.0% of the shares outstanding on the last day of the prior fiscal year or (b) such lesser amount as determined by the Board, plus (iii) any shares underlying awards outstanding under the 2011 Plan, as of immediately prior to the effectiveness of the IPO, that are thereafter forfeited, terminated, expired or repurchased for the original purchase price thereof, subject to certain statutory limits related to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code.

Stock Options

On February 5, 2021 and February 10, 2021, following approval by the Board, the Company issued options to purchase an aggregate of 2.4 million shares of the Company’s common stock, with an exercise price of $15.46 per share on the grant date to employees under the 2011 Plan. The stock option grants expire in ten years. Of the stock options, 0.2 million vest 25% after one year and then monthly prospectively for a three-year period with the remaining 2.2 million stock options vesting monthly over a four-year period in 48 equal monthly installments. In order to determine the appropriate stock-based compensation expense for financial reporting purposes, the Company utilized a fair value per share of its common stock as of the date of the awards of $19.35 and $19.72, respectively. The grant date fair value of the stock options granted on February 5, 2021 and February 10, 2021 is approximately $20.0 million, which is expected to be recognized, net of estimated forfeitures, over a requisite service period of 4 years.

On February 25, 2021, following approval by the Board, the Company issued options to purchase an aggregate of 0.3 million shares of the Company’s common stock, with an exercise price of $18.62 per share on the grant date to employees under the 2011 Plan. The stock option grants expire in ten years. The stock options generally vest 25% after one year and then monthly prospectively for a three-year period. In order to determine the appropriate stock-based compensation expense for financial reporting purposes, the Company utilized a fair value per share of its common stock as of the date of the awards of $20.80. The grant date fair value of the stock options granted on February 25, 2021 is approximately $2.9 million, which is expected to be recognized, net of estimated forfeitures, over a requisite service period of generally 4 years.

The following table summarizes the weighted-average grant date value of options and the assumptions used to develop their fair value using the Black-Scholes option pricing model:

2021
Volatility	37.0%
Risk-free interest rate	0.7%
Dividends	—
Weighted average grant date fair value	$8.47
Weighted average expected life in years	6.03
Estimated forfeiture rate	14.3%
Fair value of common stock	$19.35-$20.80

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. The Company continues to assess the assumptions and methodologies used to calculate the established fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, which could materially impact the fair value determinations.

The Company recorded $1.4 million and $0.5 million of stock-based compensation expense for the three months ended March 31, 2021 and March 31, 2020, respectively. The amount of stock-based compensation capitalized as part of deferred implementation costs was insignificant for the three months ended March 31, 2021 and March 31, 2020. Due to net operating losses, there was no tax expense or benefit recorded in connection with stock-based compensation expense. Stock-based compensation expense was included as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Cost of revenues	$233	$92
Research and development	299	105
Sales and marketing	103	33
General and administrative	783	229
Total stock-based compensation expenses	$1,418	$459

Note 11. Income Taxes

The provision for income taxes in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 was $0. The effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against the Company’s deferred tax assets.

Note 12. Earnings Per Share

Net loss attributable to common stockholders used in computing basic and diluted earnings per share (“EPS”) has been calculated as the net loss less Series B cumulative dividends and other adjustments to redeemable convertible preferred stock of $0.3 million for the three months ended March 31, 2021 and March 31, 2020. During the three months ended March 31, 2021 and 2020, all of the Company’s outstanding series of redeemable convertible preferred stock were considered to be participating securities. The holders of the Company’s redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses; therefore, no amount of total undistributed loss was allocated to redeemable convertible preferred stock.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three months ended March 31, 2021 and 2020, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(In thousands, except shares and per share amounts)	2021	2020
Net loss	$(10,879)	$(10,255)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	(277)	(277)
Net loss attributable to common stockholders	$(11,156)	$(10,532)
Weighted average shares of common stock outstanding - basic and diluted	5,584,182	4,569,020
Loss per common share - basic and diluted	$(2.00)	$(2.31)

For the three months ended March 31, 2021 and 2020, the following potential shares of common stock were excluded from diluted EPS as the Company had a net loss in each period presented:

	Three months ended March 31,
	2021	2020
Stock options	12,190,570	12,958,469
Redeemable convertible preferred stock	72,225,916	54,290,383
Warrants	212,408	212,408
Total anti-dilutive common share equivalents	84,628,894	67,461,260

Note 13. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases for its corporate headquarters in Plano, Texas pursuant to a ten-year lease agreement under which the Company leases approximately 125,000 square feet of office space with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of ten years. Rent expense under operating leases was $1.1 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2021 were as follows (in thousands):

Operating Leases
2021	$2,741
2022	3,710
2023	3,773
2024	3,835
2025	3,898
Thereafter	10,697
Total minimum lease payments	$28,654

Deferred Rent and Tenant Allowances

Deferred rent and tenant allowances are amortized and applied against rental expense over the lease term on a straight-line basis. As of March 31, 2021 and December 31, 2020, the Company had deferred rent and tenant allowance balances as follows:

(in thousands)	March 31, 2021	December 31, 2020
Deferred rent and tenant allowance	$6,387	$6,463
Less: current portion	(661)	(596)
Deferred rent and tenant allowance, net of current portion	$5,726	$5,867

Legal Proceedings

The Company may become party to various legal actions during the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, it may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. In addition, the Company’s industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in its industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Furthermore, client agreements typically require the Company to indemnify clients against liabilities incurred in connection with claims alleging its solutions infringe the intellectual property rights of a third party. From time to time, the Company has been involved in disputes related to patent and other intellectual property rights of third parties, none of which has resulted in material liabilities. The Company expects these types of disputes may continue to arise in the future. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Note 14. Related Party Transactions

For the three months ended March 31, 2021 and 2020, CU Cooperative Systems, Inc. (“CU Cooperative”), an investor who is also a vendor, was paid fees of $1.0 million and $1.2 million, respectively, which relate to services resold to the Company’s clients. As of March 31, 2021, the Company had no accounts payable balance due to CU Cooperative, and as of December 31, 2020, accounts payable included amounts due to CU Cooperative of $0.3 million. Mr. Todd Clark, who has served as President and Chief Executive Officer of CU Cooperative since 2016, is a member of the Board and was designated to serve as a member of the Board by CU Cooperative. CU Cooperative held 5% or more of the Company’s capital stock as of December 31, 2020.

For the three months ended March 31, 2021, the Company employed a former owner of the acquired business ACH Alert. For certain operating and lease payments made on the former owner’s behalf and lockbox cash receipts due to the Company, a receivable of $1.4 million from the former owner in prepaid expenses and other current assets as of December 31, 2020. We had no significant receivable balance from the former owner as of March 31, 2021.

Note 15. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company will perform an annual goodwill impairment test in the fourth quarter of the fiscal year beginning in 2021. There were no indications of impairment of goodwill noted for the three months ended March 31, 2021. Goodwill had a carrying value of $16.5 million and $16.2 million as of March 31, 2021 and December 31, 2020, respectively. The Company recorded $0.3 million to goodwill during the three months ended March 31, 2021 due to a change in the purchase price allocation for ACH Alert as is appropriate during the measurement period. See Note 3 for additional information.

Total intangibles, net, consisted of the following as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,100	$(170)	$4,930
Developed Technology	3,300	(236)	3,064
Tradenames	50	(12)	38
Subtotal amortizable intangible assets	8,450	(418)	8,032
Website domain name	25	—	25
Total intangible assets	$8,475	$(418)	$8,057

	As of December 31, 2020
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,100	$(85)	$5,015
Developed Technology	3,300	(118)	3,182
Tradenames	50	(6)	44
Subtotal amortizable intangible assets	8,450	(209)	8,241
Website domain name	25	—	25
Total intangible assets	$8,475	$(209)	$8,266

Amortization expense recognized on intangible assets was $0.2 million for the three months ended March 31, 2021. The Company did not recognize amortization expense related to intangible assets for the three months ended March 31, 2020.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2021	$627
2022	830
2023	811
2024	811
2025	811
Thereafter	4,142
$8,032

Note 16. Subsequent Events

On April 13, 2021, the Company's registration statement relating to its IPO of its common stock was declared effective by the SEC. See Note 1 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus (the “Prospectus”) for the Initial Public Offering (“IPO”) of our common stock, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

Unless the context otherwise requires, all references in this report to the “Company,” “Alkami,” “we,” “us” and “our” refer to Alkami Technology, Inc., a Delaware corporation, and its consolidated subsidiary taken as a whole.
Cautionary Note Regarding Forward-Looking Statements

    Any statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. Forward-looking statements are not guarantees of future performance or results and are subject to and involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in the Prospectus, may materially affect such forward-looking statements:

•Our limited operating history and history of operating losses;
•Our ability to manage future growth;
•Our ability to attract new clients and expand existing clients’ use of our solutions;
•Our ability to maintain, protect and enhance our brand;
•Our ability to accurately predict the long-term rate of client subscription renewals or adoption of our solutions;
•Our reliance on third-party software, content and services;
•Our ability to effectively integrate our solutions with other systems used by our clients;
•Intense competition in our industry;
•Any downturn, consolidation or decrease in technology spend in the financial services industry;
•Our ability and the ability of third parties on which we rely to prevent and identify breaches of security measures and resulting disruptions of our systems or operations and unauthorized access to client customer and other data;
•Our ability to comply with regulatory and legal requirements and developments;
•Our ability to attract and retain key employees;
•The political, economic and competitive conditions in the markets and jurisdictions where we operate, including the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto;
•Our ability to maintain, develop and protect our intellectual property;
•Our ability to respond to evolving technological requirements to develop or acquire new and enhanced products that achieve market acceptance in a timely manner; and
•Our ability to estimate our expenses, future revenues, capital requirements and needs for additional financing and our ability to obtain additional capital.

    Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

Alkami is a cloud-based digital banking solutions provider. We inspire and empower community, regional and super-regional financial institutions (“FIs”) to compete with large, technologically advanced and well-resourced banks in the United States. Our solution, the Alkami Platform, allows FIs to onboard and engage new users, accelerate revenues and meaningfully improve operational efficiency, all with the support of a proprietary, true cloud-based, multi-tenant architecture. We cultivate deep relationships with our clients through long-term, subscription-based contractual arrangements, aligning our growth with our clients’ success and generating an attractive unit economic model.

Alkami was founded to help level the playing field for FIs. Since then, our vision has been to create a platform that combines premium technology and fintech solutions in one integrated ecosystem, delivered as a software-as-a-service (“SaaS”) solution and providing our clients’ customers with a single point of access to all things digital. We have invested significant resources to build a technology stack that prioritized innovation velocity and speed-to-market given the importance of product depth and functionality in winning and retaining clients. In fiscal 2020, we acquired ACH Alert, LLC (“ACH Alert”) to pursue adjacent product opportunities, such as fraud prevention and to expand our addressable market.

Our domain expertise in retail and business banking has enabled us to develop a suite of products tailored to address key challenges faced by FIs. Due to our architecture, adding products through our single code base is fast, simple and cost-effective. The key differentiators of the Alkami Platform include:

•User experience: Personalized and seamless digital experience across user interaction points, including mobile, chat and SMS, establishing durable connections between FIs and their customers.

•Integrations: Scalability and extensibility driven by 220 real-time integrations to back office systems and third-party fintech solutions as of March 31, 2021, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content and other areas of monetization.

The Alkami Platform offers an end-to-end set of software products. Our typical relationship with an FI begins with a set of core functional components, which can extend over time to include a rounded suite of products across account opening, card experience, client service, extensibility, financial wellness, security and fraud protection, marketing and analytics and money movement.

We go to market through an internal sales force. Given the long-term nature of our contracts, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our revenues almost entirely from multi-year contracts that had an average contract life of approximately 70 months as of March 31, 2021. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

To support our growth and capitalize on our market opportunity, we have increased our operating expenses across all aspects of our business. In research and development, we continue to focus on innovation and bringing novel capabilities to our platform, extending our product depth. Similarly, we continue to expand our sales and marketing organization focusing on new client wins, cross-selling opportunities and client renewals.

For the three months ended March 31, 2021 and 2020, our total revenues were $33.3 million and $23.2 million, respectively, representing a 43.3% increase. SaaS subscription revenues, as further described below, represented 94.9% and 92.7% of total revenues for the three months ended March 31, 2021 and 2020, respectively. We incurred net losses of $10.9 million and $10.3 million for the three months ended March 31, 2021 and 2020, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Development

Initial Public Offering. On April 13, 2021, the Company's registration statement relating to the IPO of its common stock was declared effective by the SEC. In connection with the IPO, the Company issued and sold 6,900,000 shares of common stock (including 900,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $30.00 per share for net proceeds of $192.8 million, after deducting underwriters' discounts and commissions (excluding other IPO costs as of April 13, 2021).

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of March 31, 2021, we served 156 FIs through the Alkami Platform and an additional 87 clients through the ACH Alert suite of solutions, representing 88.4% annual client growth since March 31, 2020. Each of our new client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

Deepening Client Customer Penetration. We primarily generate revenues through a per-registered-user pricing model. Once we onboard a client, our ability to help drive incremental client customer digital adoption translates to additional revenues with very limited additional spend. Our FI clients are incentivized to market and encourage digital account sign-up based on identifiable improvement in customer engagement as well as discounts received based on certain levels of customer penetration. We expect to continue to support digital adoption by client customers through continued investments in new products and platform enhancements. Our future success will depend on our ability to continue to deepen client customer penetration.

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with 220 integrations as of March 31, 2021 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our RPU potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had two client renewals in the three months ended March 31, 2021. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. In particular, our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature set. We remain committed to investing in our platform, notably through our research and development spend, which was 32.8% of our revenues for the three months ended March 31, 2021. Our future success will depend on our continued leadership in innovation.

COVID-19 Impact. The temporary closures of many businesses, shelter in place orders, travel restrictions, social distancing guidelines and other governmental, business and individual actions taken or restrictions implemented in response to the COVID-19 pandemic have impacted our business. We transitioned our employee base to work-from-home in March 2020, creating challenges in executing sales and implementations that have resurfaced due to the renewal of certain actions and restrictions in response to the COVID-19 pandemic and which may be exacerbated if such actions or restrictions are prolonged. In terms of demand, while general economic headwinds have adversely impacted the technology budgets of certain clients, we believe actions and restrictions in response to the COVID-19 pandemic have served to highlight the criticality of our products, which we expect to drive increased demand over time.

The full extent to which the ongoing COVID-19 pandemic affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic could also result in additional governmental restrictions and regulations, which could adversely affect our business and financial results. In addition, a recession, depression or other sustained adverse market impact resulting from the COVID-19 pandemic could materially and adversely affect our business and our access to needed capital and liquidity. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

Components of Results of Operations

Revenues
Our client relationships are primarily based on multi-year contracts that have an average contract life of 70 months as of March 31, 2021. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. For each client, we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

We receive implementation and other upfront fees for the implementation, configuration and integration of our digital banking platform. We typically invoice these services as a fixed price per contract. These fees are not distinct from the underlying licensed SaaS subscription services. As a result, we recognize the resulting revenues on a straight-line basis over the client’s initial agreement term for its licensed SaaS solutions, commencing upon launch.

Occasionally, our clients request custom development and other professional services, which we provide. These are generally one-time in nature and involve unique, non-standard features, functions or integrations that are intended to enhance or modify their licensed SaaS solutions. We recognize revenues at the point in time the services are transferred to the client.

The following disaggregates our revenues for the three months ended March 31, 2021 and 2020 by major source.

	Three months ended March 31,
	2021	2020
(In thousands)
SaaS subscription services	$31,569	$21,514
Implementation services	$1,300	$1,277
Other services	$393	$419
Total revenues	$33,262	$23,210

See Note 5 to our Condensed Consolidated Financial Statements for disaggregation of our revenues by major source.

Cost of Revenues and Gross Margin

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses, stock-based compensation, travel and related costs for employees supporting our SaaS subscription, implementation and other services. This includes the costs of our implementation, client support and client success teams, development personnel responsible for maintaining and releasing updates to our platform, as well as third-party cloud-based hosting services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of acquired technology and depreciation.

We capitalize certain personnel costs directly related to the implementation of our solutions to the extent those costs are recoverable from future revenues. We amortize the costs for an implementation once revenue recognition commences. The amortization period is typically five to seven years which represents the expected period of client benefit. Other costs not directly recoverable from future revenues are expensed in the period incurred.

We intend to continue to increase our investments in our implementation, client support and client success teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three months ended March 31, 2021 and 2020 was 53.4% and 48.7%, respectively. The major components of cost of revenues represented the following percentages of revenues for the three months ended March 31, 2021: third-party hosting services (10.3%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.2%), our implementation team (9.5%), our client success team (5.9%), our development team responsible for maintaining and releasing updates to our platform (4.3%) and amortization of intangibles (0.4%). The major components of cost of revenues represented the following percentages of revenues for the three months ended March 31, 2020: third-party hosting services (9.5%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.3%), our implementation team (12.1%), our client success team (7.4%) and our development team responsible for maintaining and releasing updates to our platform (6.0%).

Operating Expenses

Research and Development. Research and development costs consist primarily of personnel-related costs for our engineering, information technology and product, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. In addition, we also include third-party contractor expenses, software development and testing tools, allocated corporate expenses, and other expenses related to developing new solutions and upgrading and enhancing existing solutions. We expect research and development costs to increase as we expand our platform with new features and functionality as well as enhance the existing Alkami Platform.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs of our sales, marketing and a portion of account management employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. Sales and marketing expenses also include travel and related costs, outside consulting fees and marketing programs, including lead generation, costs of our annual client conference, advertising, trade shows, other event expenses and amortization of acquired client relationships. We expect sales and marketing expenses will continue to increase as we expand our direct sales teams to pursue our market opportunity.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs for our general and administrative teams including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation associated with our executive, finance, legal, human resources, information technology, security and compliance as well as other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other unallocated corporate-related expenses such as the cost of our facilities, employee relations, corporate telecommunication and software. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income from our cash balances, interest expense from borrowings under our revolving line of credit, amortization of deferred debt costs and changes in fair value of warrant and tranche rights.

Provision for Income Taxes

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against our deferred tax assets.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected condensed consolidated statement of operations data for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
($ In thousands, except share and per share amounts)
Revenues	$33,262	$23,210
Cost of revenues(1)	15,497	11,902
Gross profit	17,765	11,308
Operating expenses(1):
Research and development	10,913	9,689
Sales and marketing	5,406	4,640
General and administrative	10,385	7,158
Total operating expenses	26,704	21,487
Loss from operations	(8,939)	(10,179)
Non-operating income (expense):
Interest income	14	29
Interest expense	(310)	(104)
Loss on financial instruments	(1,644)	(1)
Loss before income taxes	(10,879)	(10,255)
Provision for income taxes	—	—
Net loss	$(10,879)	$(10,255)
(1) Includes stock-based compensation expenses as follows:

	Three months ended March 31,
	2021	2020
($ in thousands)
Cost of revenues	$233	$92
Research and development	299	105
Sales and marketing	103	33
General and administrative	783	229
Total stock-based compensation expenses	$1,418	$459

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended March 31,
	2021	2020
($ in thousands)
Net loss	$(10,879)	$(10,255)
Provision for income taxes	—	—
Loss on financial instruments	1,644	1
Interest expense, net	296	75
Amortization of intangible assets	209	—
Depreciation	577	652
Stock-based compensation expense	1,418	459
Acquisition-related expenses (1)	638	—
Adjusted EBITDA (2)	$(6,097)	$(9,068)

(1) Acquisition-related expenses are associated with the accrual of deferred compensation due to the former owner of the acquired business ACH Alert.
(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision for income taxes; (gain) loss on financial instruments; interest (income) expense, net; amortization of intangible assets; depreciation; stock-based compensation expense; tender offer-related costs; and acquisition-related costs. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $(6.1) million for the three months ended March 31, 2021, and $(9.1) million for the three months ended March 31, 2020. For additional information regarding adjusted EBITDA, including the reconciliation to net loss, the most directly comparable GAAP financial measure, see “Results of Operations.”

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues for all clients on the platform in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $133.8 million as of March 31, 2021 and $95.9 million as of March 31, 2020, an increase of 39.5%.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 10.0 million registered users as of March 31, 2021 and 7.8 million as of March 31, 2020, an increase of 27.8%.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $13.40 as of March 31, 2021 and $12.27 as of March 31, 2020, an increase of 9.2%.

Comparison of Three months ended March 31, 2021 and 2020

Revenues

	Three months ended March 31,		Change
	2021	2020	$	%
($ in thousands)
Revenues	$33,262	$23,210	$10,052	43.3%
Annual recurring revenue (ARR)	$133,807	$95,944	$37,863	39.5%
Registered users	9,989	7,817	2,172	27.8%
Revenue per registered user (RPU)	$13.40	$12.27	$1.13	9.2%

Revenues increased $10.1 million, or 43.3%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase in revenues primarily was due to registered user growth of 2.2 million, primarily driven by 1.2 million in registered user growth from existing clients (net of attrition) and 1.0 million in registered users from new client wins. In addition, increased revenues were due to RPU growth of 9.2%. RPU growth primarily was driven by cross-sell activity to existing clients and new client average RPU of $18.00 for the 12 months ended March 31, 2021, which is 34.4% higher than the aggregate RPU. An additional contributing factor to the increase in revenues is the acquisition of ACH Alert completed on October 4, 2020, which contributed $1.1 million in the three months ended March 31, 2021.

Cost of Revenues and Gross Margin

	Three months ended March 31,		Change
	2021	2020	$	%
($ in thousands)
Cost of revenues	$15,497	$11,902	$3,595	30.2%
Percentage of revenues	46.6%	51.3%	(4.7)%	(9.2)%

Cost of Revenues

Cost of revenues increased $3.6 million, or 30.2%, for the three months ended March 31, 2021 compared to the same period in 2020, generating a gross margin of 53.4% for the three months ended March 31, 2021 compared to a gross margin of 48.7% for the same period in 2020. The increase in cost of revenues primarily was driven by a $0.9 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount increases supporting our growth in the following teams: site reliability engineering, client implementation and client support, $1.5 million in higher third-party costs and $1.3 million in incremental hosting costs, both incurred from an increase in revenues derived from existing and new client growth. We expect the cost of revenues will continue to increase as SaaS subscription services and the associated implementation services increase over time. However, we expect gross margin to continue to improve due to operational scaling.

Operating Expenses

	Three months ended March 31,		Change
	2021	2020	$	%
($ in thousands)
Research and development	$10,913	$9,689	$1,224	12.6%
Sales and marketing	5,406	4,640	766	16.5%
General and administrative	10,385	7,158	3,227	45.1%
Total operating expenses	$26,704	$21,487	$5,217	24.3%
Percentage of revenues	80.3%	92.6%

Research and Development

Research and development expenses increased $1.2 million, or 12.6%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a $1.4 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. This was offset by a $0.2 million decrease in other miscellaneous costs.

Sales and Marketing

Sales and marketing expenses increased $0.8 million, or 16.5%, for the three months ended March 31, 2021 compared to the same period in

2020, primarily due to a $1.1 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our sales and marketing teams and higher new sales productivity as well as higher customer success engagement costs. In addition, we incurred $0.1 million in higher consulting costs. These costs were partially offset by $0.2 million in lower travel costs for the sales team as well as $0.3 million in lower costs related to industry conferences and trade shows, all primarily due to the work-from-home business environment during the COVID-19 pandemic.

General and Administrative

General and administrative expenses increased $3.2 million, or 45.1%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a $2.1 million increase in personnel-related and other costs (which includes stock-based compensation) from increased headcount including the acquisition of ACH Alert, and a $0.6 million increase in non-personnel related costs from the acquisition of ACH Alert. In addition, we incurred a $0.5 million increase in accounting, audit and consulting expenses primarily in support of the IPO, and a $0.3 million increase in software costs. These costs were partially offset by $0.3 million less travel, employee related, and other costs, all primarily due to the work-from-home business environment during the COVID-19 pandemic.

Other

Non-operating expense, net increased $1.9 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to $1.6 million in non-operating loss related to the increase in fair value of our warrant liabilities and a $0.2 million increase in net interest expense.

Provision for Income Taxes

We had no provision for income taxes for the three months ended March 31, 2021 and 2020. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2021, we had $162.1 million in cash and cash equivalents, and an accumulated deficit of $277.9 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

We have financed our operations primarily through the net proceeds we have received from the sales of our redeemable convertible preferred stock and common stock, cash generated from the sale of SaaS subscription services and borrowings under our Credit Agreement.

On April 15, 2021, we completed our IPO, in which we issued and sold 6,900,000 shares of our common stock, including 900,000 shares of common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock at $30.00 per share. The IPO resulted in net proceeds of $192.8 million after deducting underwriting discounts, commissions and other offering costs. With the proceeds of the IPO, the Company paid in full accumulated dividends on our previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support client usage and growth in our client base, increased research and development expenses to support the growth of our business and related infrastructure, increased general and administrative expenses associated with being a publicly traded company, investments in office facilities and other capital expenditure requirements and any potential future acquisitions or other strategic transactions.

We believe that our existing cash resources will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. We may from time to time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(1,952)	$(14,790)
Net cash used in investing activities	(750)	(1,195)
Net cash (used in) provided by financing activities	(2,013)	13,041

Net Cash Used in Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $2.0 million, which consisted of a net loss of $10.9 million, adjusted by non-cash charges of $3.9 million and net cash inflows from the change in net operating assets and liabilities of $5.1 million. The non-cash charges primarily were comprised of a non-operating loss related to the increase in fair value of warrant liabilities of $1.6 million, depreciation and amortization expense of $0.8 million, and stock-based compensation expense of $1.4 million. The net cash inflows from the change in our net operating assets and liabilities primarily were due to a $7.4 million increase in accounts payable and accrued liabilities, offset by a $1.2 million increase in prepaid expenses and other current assets and a net $1.1 million in other balance sheet changes.

During the three months ended March 31, 2020, net cash used in operating activities was $14.8 million, which consisted of a net loss of $10.3 million, adjusted by non-cash charges of $1.1 million and net cash outflows from the change in net operating assets and liabilities of $5.6 million. Non-cash charges primarily were comprised of depreciation expense of $0.7 million and stock-based compensation expense of $0.4 million. The net cash outflows from the change in our net operating assets and liabilities primarily were due to a $2.4 million decrease in accounts payable and accrued liabilities, a $1.7 million increase in prepaid expenses and other current assets, a $1.2 million increase in accounts receivable, and a net $0.3 million in other balance sheet changes.

Net Cash Used in Investing Activities

During the three months ended March 31, 2021, cash used in investing activities was $0.8 million, primarily consisting of $0.3 million related to the finalization of working capital adjustments on our acquisition of ACH Alert, capital expenditures related to updates for computer and other equipment of $0.2 million and capitalized software development costs of $0.2 million.

During the three months ended March 31, 2020, net cash used in investing activities was $1.2 million, primarily consisting of capital expenditures related to the expansion and updates to our corporate facilities of $1.0 million and purchases of computer and other equipment of $0.2 million.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2021, net cash used in financing activities was $2.0 million, which primarily was due to the repurchase of common stock in the amount of $3.5 million and $1.3 million of deferred IPO issuance costs paid, partially offset by cash proceeds of $2.8 million from the exercise of options to purchase 2.1 million shares of our common stock.

During the three months ended March 31, 2020, cash provided by financing activities was $13.0 million, consisting of proceeds from borrowings on a line of credit.

Credit Agreement

On October 16, 2020, we entered into our credit agreement with Silicon Valley Bank and KeyBank National Association (“Credit Agreement”). The Credit Agreement replaced our prior credit facility provided by Comerica Bank. The Credit Agreement matures on October 16, 2023, and is secured by a first priority lien on substantially all of our tangible and intangible personal property and the tangible and intangible personal property of our subsidiaries that are guarantors. In addition, the Credit Agreement includes the following:

•Revolving Facility: The Credit Agreement provides $25.0 million in aggregate commitments for secured revolving loans, with sub-limits of $10.0 million for the issuance of letters of credit and $7.5 million for swingline loans (“Revolving Facility”).
•Term Loan: A term loan of $25.0 million (“Term Loan”) was borrowed on October 16, 2020. The proceeds of the Term Loan were used to partially fund the acquisition of ACH Alert.
•Accordion Feature: The Credit Agreement also allows us, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $30.0 million.

Revolving Facility loans under the Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan are due in quarterly installments equal to an initial amount of approximately $0.3 million, which begin December 31, 2021 and continue through September 30, 2022 and increase to approximately $0.6 million beginning on December 31, 2022 through the Credit Agreement maturity date. Once repaid or prepaid, the Term Loan may not be re-borrowed.

Borrowings under the Credit Agreement bear interest at a variable rate based upon, at our option, either the LIBOR rate or the base rate (in each case, as customarily defined) plus an applicable margin. The minimum LIBOR rate to be applied is 1.00%. The applicable margin for LIBOR rate loans ranges, based on an applicable recurring revenue leverage ratio, from 3.00% to 3.50% per annum, and the applicable margin for base rate loans ranges from 2.00 to 2.50% per annum. Our minimum interest rate applied to term debt was 4.00% as of March 31, 2021. We are required to pay a commitment fee of 0.30% per annum on the undrawn portion available under the Revolving Facility, and variable fees on outstanding letters of credit.

All outstanding principal and accrued but unpaid interest is due, and the commitments for the Revolving Facility terminate, on the maturity date. The loans are subject to mandatory prepayment requirements in the event of certain asset sales or if certain insurance or condemnation events occur, subject to customary reinvestment provisions. We may prepay the Term Loan in whole or in part at any time without premium or penalty.

The Credit Agreement contains customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $10.0 million or more. The Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit.

Total interest expense, including commitment fees and unused line fees, for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.1 million, respectively. In conjunction with closing the Credit Agreement in 2020, we incurred issuance costs of $0.1 million which were deferred and will be amortized over the three-year term. Unamortized debt issuance costs totaled $0.1 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively. Amortization expense totaled $0.2 million for the three months ended March 31, 2021. The Company recognized no amortization expense for the three months ended March 31, 2020.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of March 31, 2021 compared to those discussed as of December 31, 2020 in the Prospectus filed with the SEC on April 15, 2021 pursuant to Rule 424(b)(4) under the Securities Act.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be significant.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Prospectus filed with the SEC on April 15, 2021 pursuant to Rule 424(b)(4) under the Securities Act.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Agreement. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under our Credit Agreement are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2021, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are currently not a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed under the heading "Risk Factors" in the Prospectus filed with the SEC on April 15, 2021 pursuant to Rule 424(b)(4) under the Securities Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the quarter ended March 31 2021, we issued an aggregate of 2,064,567 shares of our common stock upon the exercise of stock options under our 2011 Plan at exercise prices ranging from $0.10 to $15.46 per share, for aggregate proceeds of $2.8 million.

The issuances of the securities described above were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Use of Proceeds from our IPO

On April 13, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-254108), as amended, filed in connection with our IPO. On April 16, 2021, we completed our IPO, selling 6,900,000 shares of our common stock at a price of $30.00 per share (including shares subject to the underwriters’ over-allotment option) for net proceeds of $192.8 million after deducting underwriting discounts and commissions of approximately $14.2 million. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254108), which was declared effective by the SEC on April 13, 2021. The underwriters of the offering were represented by Goldman Sachs & Co., LLC, J.P. Morgan Securities LLC and Barclays Capital Inc. There has been no material change in the use of proceeds from our IPO as described in the Prospectus filed with the SEC on April 15, 2021 pursuant to Rule 424(b)(4) under the Securities Act (the "Prospectus"), where we stated that we would use the proceeds to finance our growth, develop new or enhanced solutions and fund capital expenditures and may, in the future, use a portion of the remaining net proceeds, if any, to acquire complementary businesses, products, services or technologies. As described in the Prospectus, we paid approximately $5.0 million of the net proceeds in accumulated dividends to holders of our Series B redeemable convertible preferred stock, including an aggregate of $3.8 million to certain holders of 5% or more of our capital stock, directors and their affiliated entities and our executive officers. No other payments from the proceeds were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date set forth below.

Alkami Technology, Inc.

Date:	May 12, 2021	By:	/s/ Michael Hansen
Michael Hansen
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2021	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)