Form 10-Q
period 2021-06-30
ALKAMI TECHNOLOGY, INC.
filed 2021-08-05
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of June 30, 2021 was 87,186,730.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$338,477	$166,790
Accounts receivable, net	15,590	14,103
Deferred implementation costs, current	5,434	4,745
Prepaid expenses and other current assets	8,693	7,598
Total current assets	368,194	193,236
Property and equipment, net	10,418	10,461
Deferred implementation costs, net of current portion	15,219	14,858
Intangibles, net	7,848	8,266
Goodwill	16,542	16,218
Other assets	6,521	6,127
Total assets	$424,742	$249,166
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Current portion of long-term debt	$938	$313
Accounts payable	2,575	360
Accrued liabilities	18,746	13,099
Deferred rent and tenant allowance, current	676	596
Deferred revenues, current portion	6,618	6,116
Total current liabilities	29,553	20,484
Long-term debt, net	23,967	24,566
Warrant liability	—	2,692
Deferred revenues, net of current portion	13,018	14,424
Deferred rent and tenant allowance, net of current portion	5,553	5,867
Other non-current liabilities	1,393	1,393
Total liabilities	73,484	69,426
Commitments and contingencies (Note 13)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.001 par, 0 and 72,799,602 shares authorized and 0 and 72,225,916 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	443,263
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par, 10,000,000 and 0 shares authorized and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par, 500,000,000 and 101,671,156 shares authorized and 87,186,730 and 4,909,529 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	87	5
Additional paid-in capital	640,456	—
Accumulated deficit	(289,285)	(263,528)
Total stockholders’ equity (deficit)	351,258	(263,523)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$424,742	$249,166

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues	$36,701	26,666	$69,963	49,876
Cost of revenues	16,180	13,236	31,677	25,138
Gross profit	20,521	13,430	38,286	24,738
Operating expenses:
Research and development	12,107	9,780	23,020	19,469
Sales and marketing	5,417	3,910	10,823	8,550
General and administrative	12,810	6,850	23,195	14,008
Total operating expenses	30,334	20,540	57,038	42,027
Loss from operations	(9,813)	(7,110)	(18,752)	(17,289)
Non-operating income (expense):
Interest income	127	8	141	37
Interest expense	(298)	(99)	(608)	(203)
Loss on financial instruments	(1,391)	(66)	(3,035)	(67)
Loss before income taxes	(11,375)	(7,267)	(22,254)	(17,522)
Provision for income taxes	—	—	—	—
Net loss	$(11,375)	$(7,267)	$(22,254)	$(17,522)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	(277)	(277)	(554)
Net loss attributable to common stockholders:	$(11,375)	$(7,544)	$(22,531)	$(18,076)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(1.63)	$(0.56)	$(3.93)
Weighted average number of shares of common stock outstanding:
Basic and diluted	74,831,512	4,635,852	40,399,138	4,602,436

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(UNAUDITED)

	Three months ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance March 31, 2021	72,225,916	$443,540	6,755,179	$7	$3,974	$(277,910)	$(273,929)
Stock-based compensation	—	—	—	—	3,023	—	3,023
Exercised stock options	—	—	1,305,635	1	2,105	—	2,106
Payment of Series B Dividend upon initial public offering	—	(4,969)	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	—	6,900,000	7	192,803	—	192,810
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,225,916)	(438,571)	72,225,916	72	438,498	—	438,570
Conversion of redeemable convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	5,727	—	5,727
Costs in connection with initial public offering					(5,674)		(5,674)
Net loss	—	—	—	—	—	(11,375)	(11,375)
Balance June 30, 2021	—	$—	87,186,730	$87	$640,456	$(289,285)	$351,258

	Three months ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance March 31, 2020	54,290,383	$210,310	4,609,315	$5	$569	$(205,985)	$(205,411)
Issuance of redeemable convertible preferred stock, net of issuance costs	2,929,754	38,948	—	—	—	—	—
Stock-based compensation	—	—	—	—	450	—	450
Preferred Series E Tranche Liability	—	—	—	—	(892)	—	(892)
Exercised stock options	—	—	41,859	—	46	—	46
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	277	—	—	(173)	(104)	(277)
Net loss	—	—	—	—	—	(7,267)	(7,267)
Balance June 30, 2020	57,220,137	$249,535	4,651,174	$5	$—	$(213,356)	$(213,351)

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(UNAUDITED)

	Six months ended June 30, 2021
	Redeemable Convertible Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance December 31, 2020	72,225,916	$443,263		4,909,529	$5	$—	$(263,528)	$(263,523)
Stock-based compensation	—	—		—	—	4,441	—	4,441
Exercised stock options	—	—		3,370,202	3	4,932	—	4,935
Payment of Series B Dividend upon initial public offering	—	(4,969)		—	—	—	—	—
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	277		—	—	(277)	—	(277)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	—		6,900,000	7	192,803	—	192,810
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,225,916)	(438,571)		72,225,916	72	438,498	—	438,570
Conversion of redeemable convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	—	5,727	—	5,727
Costs in connection with initial public offering						(5,674)		(5,674)
Repurchase of common stock	—	—		(218,917)	—	6	(3,503)	(3,497)
Net loss	—	—		—	—	—	(22,254)	(22,254)
Balance June 30, 2021	—	$—		87,186,730	$87	$640,456	$(289,285)	$351,258

	Six months ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2019	54,290,383	$210,033	4,537,955	$5	$335	$(195,730)	$(195,390)
Issuance of redeemable convertible preferred stock, net of issuance costs	2,929,754	38,948	—	—	—	—	—
Stock-based compensation	—	—	—	—	909	—	909
Preferred Series E Tranche Liability	—	—	—	—	(892)	—	(892)
Exercised stock options	—	—	113,219	—	98	—	98
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	554	—	—	(450)	(104)	(554)
Net loss	—	—	—	—	—	(17,522)	(17,522)
Balance June 30, 2020	57,220,137	$249,535	4,651,174	$5	$—	$(213,356)	$(213,351)

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,254)	$(17,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,582	1,317
Stock-based compensation expense	4,441	909
Amortization of debt issuance costs	26	38
Loss on financial instruments	3,035	67
Changes in operating assets and liabilities:
Accounts receivable	(1,487)	(3,083)
Prepaid expenses and other current assets	(3,319)	(1,577)
Accounts payable and accrued liabilities	7,851	859
Deferred implementation costs	(1,051)	(1,474)
Deferred rent and tenant allowances	(233)	279
Deferred revenues	(879)	191
Net cash used in operating activities	(12,288)	(19,996)

Cash flows from investing activities:
Purchases of property and equipment	(477)	(1,403)
Capitalized software development costs	(643)	—
Acquisition of business	(326)	—
Net cash used in investing activities	(1,446)	(1,403)

Cash flows from financing activities:
Borrowings on line of credit	—	13,000
Payments on line of credit	—	(13,000)
Proceeds from stock option exercises	4,935	98
Proceeds on sales of preferred stock, net of issuance costs	—	24,879
Deferred IPO issuance costs paid	(3,857)	—
Payments on capital lease obligations	—	(11)
Repurchase of common stock	(3,497)	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	192,810	—
Payment of Series B dividend	(4,969)	—
Net cash provided by financing activities	185,422	24,966

Net increase in cash and cash equivalents and restricted cash	171,688	3,567
Cash and cash equivalents and restricted cash, beginning of period	171,663	11,982
Cash and cash equivalents and restricted cash, end of period	$343,351	$15,549
Supplemental disclosure of noncash financing activities
Deferred IPO offering costs not yet paid	$663	$—

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

Initial Public Offering

On April 13, 2021, the Company's registration statement relating to the initial public offering ("IPO") of its common stock was declared effective by the Securities and Exchange Commission ("SEC"). In connection with its IPO, the Company issued and sold 6,900,000 shares of common stock (including 900,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $30.00 per share for net proceeds of $192.8 million, after deducting underwriters' discounts and commissions (excluding other IPO costs). Prior to the Company’s IPO, deferred offering costs, which consist of legal, accounting, consulting and other direct fees and costs relating to its IPO, were capitalized in prepaid expenses and other current assets. Upon consummation of the Company’s IPO, these costs were offset against the proceeds from its IPO and recorded in additional paid-in capital. In addition, in connection with its IPO, the Company's certificate of incorporation was amended and restated such that the total number of shares of common stock authorized to be issued was increased to 500,000,000 shares and the total number of shares of preferred stock authorized to be issued was reduced to 10,000,000 shares. Immediately prior to the effectiveness of the Company’s registration statement, the Company’s outstanding shares of redeemable convertible preferred stock converted into an aggregate of 72,225,916 shares of common stock. With the proceeds of its IPO, the Company paid in full accumulated dividends on its previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million. All of the Company’s outstanding warrants exercisable for shares of redeemable convertible preferred stock converted into warrants exercisable for 212,408 shares of common stock and were classified as equity immediately prior to the effectiveness of the Company’s registration statement.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in the final prospectus (the “Prospectus”) for the Company’s IPO filed with the SEC on April 15, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021.

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

Significant estimates and assumptions include determining the timing and amount of revenue recognition, recoverability and amortization period related to costs to obtain and fulfill contracts, and valuation of the Company’s stock options.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, restricted cash and cash equivalents, accounts receivable, accounts payable, long-term debt and stock warrants. The carrying values of cash, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The carrying value of long-term debt approximates its fair value due to the variable interest rate. Cash equivalents include amounts held in money market accounts that are measured at fair value using observable market prices. Warrant liabilities are valued using the Black-Scholes option pricing method and are presented at estimated fair value at the end of the reporting period. The assumptions used in preparing the Black-Scholes option pricing calculation include weighted average grant date fair value, volatility, risk-free interest rate, dividends, and weighted average expected life in years. Changes in the fair value of warrant liabilities are recognized as a gain or loss within non-operating income (expense). In connection with the Company’s IPO, warrants converted from a liability instrument to an equity instrument resulting in a reduction of the warrant liability to $0.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(In thousands)	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$34,587	$34,587	$—	$—
Total Assets	$34,587	$34,587	$—	$—

		Fair Value at Reporting Date Using
(In thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$143,277	$143,277	$—	$—
Total Assets	$143,277	$143,277	$—	$—
Liabilities:
Warrant Liabilities	$(2,692)	$—	$—	$(2,692)
Total Liabilities	$(2,692)	$—	$—	$(2,692)

The reconciliations of the beginning and ending balances during the six months ended June 30, 2021 for Level 3 assets and liabilities are as follows (in thousands):

Asset and liability categories	Beginning Level 3 Fair Value at January 1, 2021	Fair value adjustment	Adjustment for conversion to equity accounting treatment upon IPO	Ending Level 3 Fair Value at June 30, 2021
Warrant Liabilities	$(2,692)	$(3,035)	$5,727	$—

Restricted Cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amounts included in restricted cash on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 represent the additional cash proceeds in deposit with an escrow agent for satisfaction of contingent consideration related to the acquisition of ACH Alert, LLC (“ACH Alert”). See Note 3 for further information.

	June 30,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$338,477	$166,790
Restricted cash included in Other assets	4,874	4,873
Total cash and cash equivalents and restricted cash	$343,351	$171,663

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

The Company had $0.6 million in capitalized internal software development costs as of June 30, 2021 and none as of December 31, 2020. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

Contract Balances

Client contracts under which revenues have been recognized while the Company is not yet able to invoice results in contract assets. Generally, contract assets arise as a result of reallocating revenues when discounts are weighted more heavily in the early years of a multi-year contract or the client contract has substantive minimum fees that escalate over the term of the contract. Contract assets totaled $0.9 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

Contract liabilities are comprised of billings or payments received from the Company’s clients in advance of performance under the contract and are represented in deferred revenues in the condensed consolidated balance sheets.

Stock-Based Compensation

Stock Options

Stock options are accounted for using the grant date fair value method. Under this method, stock-based compensation expense is measured by the estimated fair value of the granted stock options at the date of grant using the Black-Scholes option pricing model and recognized over the vesting period with a corresponding increase to additional paid-in capital.

Determining the fair value of stock-based awards at the grant date requires significant judgement. The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected, for periods prior to the Company’s IPO, by the Company’s estimated common stock fair value as well as other subjective assumptions including the volatility, risk-free interest rate, dividends, and weighted average expected life. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These assumptions and estimates are as follows:

Fair Value of Common Stock. Given the absence of an active market for the Company’s shares of common stock prior to its IPO, the fair value of the shares of common stock underlying the Company’s stock options was determined by the Company’s board of directors (the “Board”).

•Preliminary Offering Price and Options Granted Subsequent to December 31, 2020. During February 2021, the Company granted stock options to purchase shares of its common stock. The Company established the fair value of these grants based on a straight-line interpolation from its December 31, 2020 valuation and the mid-point of its initial price range in order to determine the appropriate stock-based compensation expense for financial reporting purposes.

•Initial Public Offering Price and Options Granted Subsequent to April 13, 2021. The Company’s stock became actively traded upon the completion of its IPO in April 2021. For grants issued upon or subsequent to its IPO the Company establishes fair value based on the Company’s stock price.

Volatility: As the Company does not have the necessary trading history for its common stock the selected volatility used is representative of expected future volatility. The Company bases expected future volatility on the historical and implied volatility of comparable publicly traded companies over a similar expected term.

Risk-Free Interest Rate: The Company bases the risk-free interest rate on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected life of the option grant at the date nearest the option grant date.

Dividends. The Company has never declared or paid any cash dividends and does not presently intend to pay cash dividends in the foreseeable future, other than the aggregate accumulated dividends paid to holders of the Company’s Series B redeemable convertible preferred stock upon the effectiveness of the Company’s IPO. As a result, the Company used a dividends assumption of zero.

Weighted Average Expected Life in Years: The expected term of employee stock options reflects the period for which the Company believes the option will remain outstanding. To determine the expected term, the Company applies the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award.
In addition to assumptions used in the Black-Scholes option-pricing model, the Company estimates a forfeiture rate to calculate the stock-based compensation expense for its option awards. The Company’s forfeiture rate is based on an analysis of its actual forfeitures. The Company will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

Restricted Stock Units

Restricted stock units (“RSUs”) issued upon and subsequent to the Company’s IPO vest upon the satisfaction of a time-based condition only. These RSUs are generally earned over a service period of three to four years and the compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period.

Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) permits employees to purchase the Company's common stock through payroll deductions during six month offerings. The offering periods begin each May 15 and November 15, or such other period determined by the compensation committee. In accordance with the guidance in ASC 718-50 - Compensation - Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan. Accordingly, stock-based compensation expense is determined based on the grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the withholding period.

Concentrations of Credit Risk

Significant concentrations of credit risk arise from the Company’s revenues and accounts receivable. Management believes that its contract acceptance, billing, and collection policies are adequate to minimize potential credit risk. No client represented more than 10% of revenue for the three and six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, no client represented more than 10% of accounts receivable.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the condensed consolidated balance sheets and disclosing key information about leasing arrangements. The standard is effective for non-public entities for fiscal years beginning after December 15, 2020, and interim periods for the fiscal year beginning after December 15, 2021, and early application is permitted. The Company anticipates that the adoption of Topic 842 will impact its condensed consolidated balance sheets as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and corresponding operating lease liabilities upon the adoption of ASU 2016-02. The Company expects to adopt the standard in fiscal year 2021 using the modified retrospective transition approach and interim periods beginning 2022. The Company continues to evaluate quantitative impacts that the adoption of this standard will have. The Company expects total assets and liabilities reported will increase relative to such amounts prior to adoption.

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

The ACH Alert acquisition also involved $4.9 million of additional cash consideration that the Company placed on deposit with an escrow agent to be paid upon the continued employment of one of the owners of ACH Alert, of which $2.5 million is to be paid in October 2021 and $2.4 million is to be paid in October 2022. Since the payouts are contingent upon the continued and future employment of the former owner, these amounts have been excluded from the purchase price. The Company has classified the amounts held in escrow as restricted cash on the condensed consolidated balance sheets and is accruing the estimated payouts over the requisite service period as a component of general and administrative expense on the condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the Company recognized compensation expense of $0.6 million and $1.2 million, respectively, related to this agreement.

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

As of March 31, 2021, the allocation of the purchase price for ACH Alert was finalized.

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

No material transaction costs are included within the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020.

Note 4. Property and Equipment, Net

Depreciation expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2020, respectively.

(in thousands)	Useful Life	June 30, 2021	December 31, 2020
Software	1 to 3 years	$1,366	$722
Computers and equipment	3 years	4,277	3,821
Furniture and fixtures	5 years	3,930	3,930
Leasehold improvements	3 to 10 years	11,663	11,650
		$21,236	$20,123
Less: accumulated depreciation		(10,818)	(9,662)
Property and equipment, net		$10,418	$10,461

Note 5. Revenue and Deferred Costs

The Company derives primarily all of its revenues from software-as-a-service (“SaaS”) subscription services charged for the use of its digital banking solutions. Revenues are recognized net of the most likely amount of sales credits and allowances and presented net of sales and usage-based taxes collected from clients on behalf of governmental authorities. SaaS subscription services are generally recognized as revenue over the term of the contract as a series of distinct SaaS services bundled into a single performance obligation. Clients are typically charged a one-time, upfront implementation fee and recurring annual and monthly access fees for the use of the Company’s digital banking solution. Implementation and integration of the digital banking platform is complex, and the Company has determined that the one-time, upfront services are not distinct. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the clients’ personnel or other service providers to perform significant portions of the services. As a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue commencing when the client goes live on the platform, which corresponds with the date the client obtains access to the Company’s digital banking solution and begins to benefit from the service.

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

The following table disaggregates the Company's revenue by major source for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
SaaS subscription services	$34,604	$25,144	$66,173	$46,658
Implementation services	1,636	1,046	2,936	2,323
Other services	461	476	854	895
Total revenues	$36,701	$26,666	$69,963	$49,876

The Company recognized approximately $2.0 million and $3.7 million of revenue during the three and six months ended June 30, 2021, respectively, and $2.7 million and $4.5 million during the three and six months ended June 30, 2020, respectively, which was recognized from deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of each reporting period. For those contracts that were wholly or partially unsatisfied as of June 30, 2021, minimum contracted subscription revenues to be recognized in future periods total approximately $536.0 million. The Company expects to recognize approximately 45% of this amount as subscription services are transferred to customers over the next 24 months, an additional 34% in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Deferred Cost Recognition

The Company capitalized $0.2 million and $0.5 million in deferred commissions costs during the three and six months ended June 30, 2021, respectively and $0.5 million and $0.8 million for the three and six months ended June 30, 2020, respectively, and recognized $0.5 million and $1.0 million of amortization during the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2020, respectively. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations. Deferred commissions are included in deferred implementation costs in the accompanying condensed consolidated balance sheets in the amount of $8.5 million and $9.0 million as of June 30, 2021 and December 31, 2020, respectively.

The Company capitalized implementation costs of $1.3 million and $2.7 million during the three and six months ended June 30, 2021, respectively, and $1.0 million and $2.2 million for the three and six months ended June 30, 2020, respectively, and recognized amortization of $0.7 million and $1.2 million during the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2020, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No impairment loss was recognized in relation to these capitalized costs for the three and six months ended June 30, 2021 and 2020.

Note 6. Accounts Receivable

Accounts receivable includes the following amounts at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(in thousands)	2021	2020
Trade accounts receivable	$12,491	$11,804
Unbilled receivables	2,649	2,081
Other receivables	624	702
Total receivables	15,764	14,587
Allowance for doubtful accounts	(32)	(323)
Reserve for estimated credits	(142)	(161)
	$15,590	$14,103

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(in thousands)	2021	2020
Bonus accrual	$5,331	$2,636
Accrued vendor purchases	1,984	2,542
Commissions accrual	1,226	1,309
Accrued hosting services	1,696	924
Client refund liability	1,008	1,362
Deferred compensation payable	1,875	625
Accrued consulting and professional fees	485	207
Accrued tax liabilities	2,427	2,394
Other accrued liabilities	2,714	1,100
Total accrued liabilities	$18,746	$13,099

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
•Term Loan: A Term Loan of $25.0 million was borrowed on the closing date of the Credit Agreement. The proceeds from the Term Loan were used to fund the acquisition of ACH Alert which closed on October 4, 2020.
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

Borrowings under the Credit Agreement bear interest at a variable rate based upon, at the Company’s option, either the LIBOR rate or the base rate (in each case, as customarily defined) plus an applicable margin. The minimum LIBOR rate to be applied is 1.00%. The applicable margin for LIBOR rate loans ranges , based on an applicable recurring revenue leverage ratio, from 3.00% to 3.50% per annum, and the applicable margin for base rate loans ranges from 2.00 to 2.50% per annum. The Company’s minimum interest rate applied to term debt was 4.00% as of June 30, 2021. The Company is required to pay a commitment fee of 0.30% per annum on the undrawn portion available under the Revolving Facility, and variable fees on outstanding letters of credit.

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

The Credit Agreement contains customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $10.0 million or more. The Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of June 30, 2021.

Long-term Debt

The following table summarizes long-term debt obligations as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Term Debt	$25,000	$25,000
Less unamortized debt issuance costs	(95)	(121)
Net amount	24,905	24,879
Less current maturities of long-term debt	(938)	(313)
Long-term portion	$23,967	$24,566

Maturities of long-term debt outstanding as of June 30, 2021, are summarized as follows (in thousands):

2021	$313
2022	1,562
2023	23,125
Thereafter	—
Total	$25,000

Note 9. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

In connection with its IPO, the Company's certificate of incorporation was amended and restated such that the total number of shares of common stock authorized to be issued was increased to 500,000,000 shares and the total number of shares of preferred stock authorized to be issued was reduced to 10,000,000 shares.

Repurchase of Common Stock

During the three months ended March 31, 2021, former employees obtained a third-party offer for the purchase of 0.2 million shares of common stock held in the Company. As the Company had the right of first refusal for the sale of these shares, the Company repurchased the shares for $3.5 million from the former employees at the price offered.

Redeemable Convertible Preferred Stock

As of December 31, 2020, the Company was authorized to issue seven classes of stock: common stock, Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock, Series D redeemable convertible preferred stock, Series E redeemable convertible preferred stock and Series F redeemable convertible preferred stock. These preferred shares were classified as temporary equity within the Company’s consolidated balance sheet as of December 31, 2020. Immediately prior to the effectiveness of the Company’s registration statement relating to its IPO, the Company’s outstanding shares of redeemable convertible preferred stock converted into an aggregate of 72,225,916 shares of common stock. With the proceeds from its IPO, the Company paid in full accumulated dividends on its previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million. As of June 30, 2021, there was no preferred stock issued or outstanding.

Warrants

In conjunction with financing arrangements with prior lenders, the Company issued warrants for the purchase of shares of the Company’s redeemable convertible preferred stock. All of the Company’s outstanding warrants exercisable for shares of redeemable convertible preferred stock converted into warrants exercisable for 212,408 shares of common stock and were classified as equity immediately prior to the effectiveness of the Company’s registration statement relating to its IPO.

Note 10. Equity Compensation

On February 25, 2021, the Board approved, subject to stockholder approval which, was obtained on March 23, 2021, the ESPP, pursuant to which employees would be able to purchase shares of the Company’s common stock at a 15% discount. The Board provided for a share reserve with respect to the ESPP of 2% of the total number of shares outstanding after the Company’s IPO. The Board further provided that the share reserve will be refreshed by an evergreen provision of 1% of the Company’s outstanding common stock at the end of the prior year, or such lesser amount as the Board or its Compensation Committee may determine. The Company reserved 2,205,790 shares of common stock for future issuance under the ESPP.

On February 25, 2021, the Board approved, subject to stockholder approval, which was obtained on March 23, 2021, the Company’s 2021 Incentive Award Plan (the “2021 Plan”), pursuant to which incentive awards may be awarded to employees, directors and consultants. The Board provided that the maximum number of shares of common stock (subject to stock splits, dividends, recapitalizations and the like) issuable under the 2021 Plan is equal to a number of shares equal to (i) 11.0% of the shares of common stock outstanding immediately prior to the effectiveness of its IPO after giving effect to the number of shares being sold in its IPO (including shares subject to outstanding equity awards, and the 2021 share reserve and the ESPP share reserve (as described above)) and assuming no exercise of the underwriters’ option to purchase additional shares, plus (ii)

an annual increase on the first day of each year beginning in 2022 and ending in 2031, equal to the lesser of: (a) 5.0% of the shares outstanding on the last day of the prior fiscal year or (b) such lesser amount as determined by the Board, plus (iii) any shares underlying awards outstanding under the 2011 Long-Term Incentive Plan, as amended (the “2011 Plan”), as of immediately prior to the effectiveness of its IPO, that are thereafter forfeited, terminated, expired or repurchased for the original purchase price thereof, subject to certain statutory limits related to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code. The Company reserved 12,131,846 shares of common stock for issuance pursuant to future awards under the 2021 Plan.

Stock Options

During the six months ended June 30, 2021, the Company granted an aggregate of 2,811,098 stock options to purchase shares of its common stock to officers and employees pursuant to the 2011 Plan and 2021 Plan, with a weighted average exercise price of $19.92 per share. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions (i) expected term of 6.03 years, (ii) expected volatility of 36.9%, (iii) risk-free interest rate 0.7% and (iv) expected dividend yield of 0%.

Restricted Stock Units

In April 2021, the Company granted an aggregate of 213,500 RSUs to officers and employees pursuant to the 2021 Plan. The RSUs vest and settle upon the satisfaction of a service condition. The service condition for the awards is satisfied over generally three to four years.

Employee Stock Purchase Plan

The first offering period commenced on May 15, 2021, and as of June 30, 2021, no shares had yet been issued under the plan.

Stock-based compensation expense was included as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenues	$465	$88	$698	$180
Research and development	702	101	1,001	206
Sales and marketing	240	33	344	66
General and administrative	1,616	228	2,398	457
Total stock-based compensation expenses	$3,023	$450	$4,441	$909

The amount of stock-based compensation capitalized as part of deferred implementation costs was insignificant for the three and six months ended June 30, 2021 and June 30, 2020. Due to net operating losses, there was no tax expense or benefit recorded in connection with stock-based compensation expense.

Note 11. Income Taxes

The provision for income taxes in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 was $0. The effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against the Company’s deferred tax assets.

Note 12. Earnings Per Share

Net loss attributable to common stockholders used in computing basic and diluted earnings per share (“EPS”) has been calculated as the net loss less Series B cumulative dividends and other adjustments to redeemable convertible preferred stock of $0.3 million for both the three and six months ended June 30, 2021 and $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively. The holders of the Company’s redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses; therefore, no amount of total undistributed loss was allocated to redeemable convertible preferred stock. Upon the consummation of its IPO, all preferred stock converted to common stock, and therefore the Company had no issued or outstanding preferred stock as of June 30, 2021.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and six months ended June 30, 2021 and 2020, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except shares and per share amounts)	2021	2020	2021	2020
Net loss	$(11,375)	$(7,267)	$(22,254)	$(17,522)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	(277)	(277)	(554)
Net loss attributable to common stockholders	$(11,375)	$(7,544)	$(22,531)	$(18,076)
Weighted average shares of common stock outstanding - basic and diluted	74,831,512	4,635,852	40,399,138	4,602,436
Loss per common share - basic and diluted	$(0.15)	$(1.63)	$(0.56)	$(3.93)

For the three and six months ended June 30, 2021 and 2020, the following potential shares of common stock were excluded from diluted EPS as the Company had a net loss in each period presented:

	As of June 30,
	2021	2020
Stock options	10,934,687	12,972,626
Redeemable convertible preferred stock	—	57,220,137
Warrants	212,408	212,408
Restricted stock units (RSUs)	213,500	—
Total anti-dilutive common share equivalents	11,360,595	70,405,171

Note 13. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases for its corporate headquarters in Plano, Texas pursuant to a ten-year lease agreement under which the Company leases approximately 125,000 square feet of office space with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of ten years. Rent expense under operating leases was $1.2 million and $2.3 million for the three and six months ended June 30, 2021, respectively, and $1.2 million and $2.3 million for the three and six months ended June 30, 2020, respectively.

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2021 were as follows (in thousands):

Operating Leases
2021	$1,833
2022	3,710
2023	3,773
2024	3,835
2025	3,898
Thereafter	10,697
Total minimum lease payments	$27,746

Deferred Rent and Tenant Allowances

Deferred rent and tenant allowances are amortized and applied against rental expense over the lease term on a straight-line basis. As of June 30, 2021 and December 31, 2020, the Company had deferred rent and tenant allowance balances as follows:

(in thousands)	June 30, 2021	December 31, 2020
Deferred rent and tenant allowance	$6,229	$6,463
Less: current portion	(676)	(596)
Deferred rent and tenant allowance, net of current portion	$5,553	$5,867

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

Note 14. Related Party Transactions

CU Cooperative Systems, Inc. (“CU Cooperative”), a stockholder of the Company who is also a vendor, was paid fees of $1.0 million and $2.1 million, for the three and six months ended June 30, 2021, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2020, respectively, which relate to services resold to the Company’s clients. As of June 30, 2021, the Company had a $0.3 million payable balance due to CU Cooperative, and as of December 31, 2020, accounts payable included amounts due to CU Cooperative of $0.3 million. Mr. Todd Clark, who has served as President and Chief Executive Officer of CU Cooperative since 2016, is a member of the Board and was designated to serve as a member of the Board by CU Cooperative. CU Cooperative held 5% or more of the Company’s capital stock as of December 31, 2020.

For the three and six months ended June 30, 2021, the Company employed a former owner of the acquired business ACH Alert. For certain operating and lease payments made on the former owner’s behalf and lockbox cash receipts due to the Company, a receivable of $1.4 million from the former owner was included in prepaid expenses and other current assets as of December 31, 2020. The Company had no significant receivable balance from the former owner as of June 30, 2021.

Note 15. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company will perform an annual goodwill impairment test in the fourth quarter of the fiscal year beginning in 2021. There were no indications of impairment of goodwill noted for the three months ended June 30, 2021. Goodwill had a carrying value of $16.5 million and $16.2 million as of June 30, 2021 and December 31, 2020, respectively. The Company recorded $0.3 million to goodwill during the six months ended June 30, 2021 due to a change in the purchase price allocation for ACH Alert as is appropriate during the measurement period. See Note 3 for additional information.

Total intangibles, net, consisted of the following as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,100	$(255)	$4,845
Developed Technology	3,300	(353)	2,947
Tradenames	50	(19)	31
Subtotal amortizable intangible assets	8,450	(627)	7,823
Website domain name	25	—	25
Total intangible assets	$8,475	$(627)	$7,848

	As of December 31, 2020
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,100	$(85)	$5,015
Developed Technology	3,300	(118)	3,182
Tradenames	50	(6)	44
Subtotal amortizable intangible assets	8,450	(209)	8,241
Website domain name	25	—	25
Total intangible assets	$8,475	$(209)	$8,266

Amortization expense recognized on intangible assets was $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The Company did not recognize amortization expense related to intangible assets for the three and six months ended June 30, 2020.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2021	$418
2022	830
2023	811
2024	811
2025	811
Thereafter	4,142
$7,823

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus (the “Prospectus”) for our Initial Public Offering (“IPO”) of our common stock, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

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

•Integrations: Scalability and extensibility driven by 229 real-time integrations to back office systems and third-party fintech solutions as of June 30, 2021, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We primarily go to market through an internal sales force. Given the long-term nature of our contracts, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of June 30, 2021. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended June 30, 2021 and 2020 our total revenues were $36.7 million and $26.7 million, respectively, representing a 37.6% increase period-over-period. For the six months ended June 30, 2021 and 2020 our total revenues were $70.0 million and $49.9 million, respectively, representing a 40.3% increase period-over-period. SaaS subscription revenues, as further described below, represented 94.3% and 94.6% of total revenues for the three and six months ended June 30, 2021, respectively and 94.3% and 93.5% for the three and six months ended June 30, 2020, respectively. We incurred net losses of $11.4 million and $22.3 million for the three and six months ended June 30, 2021, respectively, and net losses of $7.3 million and $17.5 million for the three and six months ended June 30 2020, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Development

Initial Public Offering. On April 13, 2021, the Company's registration statement relating to our IPO of our common stock was declared effective by the SEC. In connection with our IPO, the Company issued and sold 6,900,000 shares of common stock (including 900,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $30.00 per share for net proceeds of $192.8 million, after deducting underwriters' discounts and commissions (excluding other IPO costs as of April 13, 2021).

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of June 30, 2021, we served 161 FIs through the Alkami Platform and an additional 102 clients through the ACH Alert suite of solutions, representing 87.9% annual client growth since June 30, 2020. Each of our new client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with 229 integrations as of June 30, 2021 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our RPU potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had two and four client renewals in the three and six months ended June 30, 2021, respectively. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. In particular, our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature set. We remain committed to investing in our platform, notably through our research and development spend, which was 33.0% and 32.9% of our revenues for the three and six months ended June 30, 2021. Our future success will depend on our continued leadership in innovation.

COVID-19 Impact. The continued global impact of COVID-19 has resulted in various measures to combat the spread of the virus. With the development of variants and increased vaccinations rates, the status of ongoing measures varies widely. We transitioned our employee base to work-from-home in March 2020, creating challenges in executing sales and implementations that have resurfaced due to the renewal of certain actions and restrictions in response to the COVID-19 pandemic and which may be exacerbated if such actions or restrictions are prolonged. We believe actions and restrictions in response to the COVID-19 pandemic have served to highlight the criticality of our products, which we expect to drive increased demand over time.

Components of Results of Operations

Revenues
Our client relationships are primarily based on multi-year contracts that have an average contract life of 70 months as of June 30, 2021. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. For each client, we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

We receive implementation and other upfront fees for the implementation, configuration and integration of our digital banking platform. We typically invoice these services as a fixed price per contract. These fees are not distinct from the underlying licensed SaaS subscription services. As a result, we recognize the resulting revenues on a straight-line basis over the client’s initial agreement term for our licensed SaaS solutions, commencing upon launch.

Occasionally, our clients request custom development and other professional services, which we provide. These are generally one-time in nature and involve unique, non-standard features, functions or integrations that are intended to enhance or modify their licensed SaaS solutions. We recognize revenues at the point in time the services are transferred to the client.

The following disaggregates our revenues for the three and six months ended June 30, 2021 and 2020 by major source.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(In thousands)
SaaS subscription services	$34,604	$25,144	$66,173	$46,658
Implementation services	1,636	1,046	2,936	2,323
Other services	461	476	854	895
Total revenues	$36,701	$26,666	$69,963	$49,876

See Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for disaggregation of our revenues by major source.

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

We intend to continue to increase our investments in our implementation, client support and client success teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three and six months ended June 30, 2021 was 55.9% and 54.7%, respectively, and 50.4% and 49.6% for the three and six months ended June 30, 2020, respectively.

The major components of cost of revenues represented the following percentages of revenues for the three months ended June 30, 2021: third-party hosting services (8.3%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (15.3%), our implementation team (9.9%), our client success team (5.9%), our development team responsible for maintaining and releasing updates to our platform (4.3%) and amortization of intangible assets (0.3%). The major components of cost of revenues represented the following percentages of revenues for the three months ended June 30, 2020: third-party hosting services (9.1%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (18.1%), our implementation team (11.3%), our client success team (6.3%) and our development team responsible for maintaining and releasing updates to our platform (4.9%).

The major components of cost of revenues represented the following percentages of revenues for the six months ended June 30, 2021: third-party hosting services (9.2%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (15.7%), our implementation team (9.7%), our client success team (5.9%), our development team responsible for maintaining and releasing updates to our platform (4.3%) and amortization of intangible assets (0.3%). The major components of cost of revenues represented the following percentages of revenues for the six months ended June 30, 2020: third-party hosting services (9.3%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.3%), our implementation team (11.7%), our client success team (6.8%) and our development team responsible for maintaining and releasing updates to our platform (5.4%).

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

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income from our cash balances, interest expense from borrowings under our revolving line of credit, amortization of deferred debt costs and changes in fair value of warrants (In connection with our IPO, warrants converted from a liability instrument to an equity instrument resulting in a reduction of the warrant liability to $0.).

Provision for Income Taxes

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against our deferred tax assets.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected condensed consolidated statements of operations data for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
($ In thousands, except share and per share amounts)
Revenues	$36,701	$26,666	$69,963	$49,876
Cost of revenues(1)	16,180	13,236	31,677	25,138
Gross profit	20,521	13,430	38,286	24,738
Operating expenses(1):
Research and development	12,107	9,780	23,020	19,469
Sales and marketing	5,417	3,910	10,823	8,550
General and administrative	12,810	6,850	23,195	14,008
Total operating expenses	30,334	20,540	57,038	42,027
Loss from operations	(9,813)	(7,110)	(18,752)	(17,289)
Non-operating income (expense):
Interest income	127	8	141	37
Interest expense	(298)	(99)	(608)	(203)
Loss on financial instruments	(1,391)	(66)	(3,035)	(67)
Loss before income taxes	(11,375)	(7,267)	(22,254)	(17,522)
Provision for income taxes	—	—	—	—
Net loss	$(11,375)	$(7,267)	$(22,254)	$(17,522)

(1) Includes stock-based compensation expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
($ in thousands)
Cost of revenues	$465	$88	$698	$180
Research and development	702	101	1,001	206
Sales and marketing	240	33	344	66
General and administrative	1,616	228	2,398	457
Total stock-based compensation expenses	$3,023	$450	$4,441	$909

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
($ in thousands)
Net loss	$(11,375)	$(7,267)	$(22,254)	$(17,522)
Provision for income taxes	—	—	—	—
Loss on financial instruments	1,391	66	3,035	67
Interest expense, net	170	90	466	165
Amortization of intangible assets	209	—	418	—
Depreciation	587	665	1,164	1,317
Stock-based compensation expense	3,023	450	4,441	909
Acquisition-related expenses (1)	625	—	1,263	—
Adjusted EBITDA (2)	$(5,370)	$(5,996)	$(11,467)	$(15,064)

(1) Acquisition-related expenses are associated with the accrual of deferred compensation due to the former owner of the acquired business, ACH Alert.
(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision for income taxes; (gain) loss on financial instruments; interest (income) expense, net; amortization of intangible assets; depreciation; stock-based compensation expense; and acquisition-related costs. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $(5.4) million and $(11.5) million for the three and six months ended June 30, 2021, respectively and $(6.0) million and $(15.1) million for the three and six months ended June 30, 2020, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues for all clients on the platform in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $144.7 million as of June 30, 2021 and $105.0 million as of June 30, 2020, an increase of $39.7 million, or 37.8%, period-over-period.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 10.7 million registered users as of June 30, 2021 and 8.3 million as of June 30, 2020, an increase of 2.4 million, or 28.9%, period-over-period.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $13.48 as of June 30, 2021 and $12.64 as of June 30, 2020, an increase of $0.84, or 6.6%, period-over-period.

Comparison of Three and Six Months ended June 30, 2021 and 2020

Revenues

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
($ in thousands)
Revenues	$36,701	26,666	$10,035	37.6%	$69,963	$49,876	$20,087	40.3%

Revenues increased $10.0 million, or 37.6%, and $20.1 million, or 40.3%, for the three and six months ended June 30, 2021, respectively compared to the same periods in 2020.

The increase of $10.0 million in revenues for the three months ended June 30, 2021 primarily was due to registered user growth from new and existing clients, RPU growth, as well as the acquisition of ACH Alert completed on October 4, 2020, which contributed $1.3 million in three months ended June 30, 2021.

The increase of $20.1 million in revenues for the six months ended June 30, 2021 primarily was due to registered user growth of 2.4 million, comprised of 1.4 million in registered user growth from existing clients (net of attrition) and 1.0 million in registered users from new clients implemented through our digital banking platform. In addition, increased revenues were due to RPU growth of 6.6%. RPU growth primarily was driven by cross-sell activity to existing clients and an average RPU of new clients acquired in the last year of $15.95 as of June 30, 2021, which is 18.3% higher than the aggregate RPU as of June 30, 2021. An additional contributing factor to the increase in revenues is the acquisition of ACH Alert completed on October 4, 2020, which contributed $2.4 million in the six months ended June 30, 2021.

Cost of Revenues and Gross Margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
($ in thousands)
Cost of revenues	$16,180	$13,236	$2,944	22.2%	$31,677	$25,138	$6,539	26.0%
Percentage of revenues	44.1%	49.6%	(5.5)%	(11.1)%	45.3%	50.4%	(5.1)%	(10.1)%

Cost of Revenues

Cost of revenues increased $2.9 million, or 22.2%, and $6.5 million, or 26.0%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, generating a gross margin of 55.9% and 54.7% for the three and six months ended June 30, 2021, respectively, compared to a gross margin of 50.4% and 49.6% for the same periods in 2020.

The increase in cost of revenues for the three months ended June 30, 2021 was primarily driven by a $1.3 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount increases supporting our growth in the following teams: site reliability engineering, client implementation and client support, $0.7 million in higher cost of our third party partners where we resell their solutions as part of the digital platform and $0.7 million in incremental hosting costs, both incurred from an increase in revenues derived from existing and new client growth.

The increase in cost of revenues for the six months ended June 30, 2021 was primarily driven by a $2.2 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount increases supporting our growth in the following teams: site reliability engineering, client implementation and client support, $2.2 million in higher cost of our third party partners where we resell their solutions as part of the digital platform and $1.9 million in incremental hosting costs, both incurred from an increase in revenues derived from existing and new client growth. We expect the cost of revenues will continue to increase as SaaS subscription services and the associated implementation services increase over time. However, we expect gross margin to continue to improve due to operational scaling.

Operating Expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
($ in thousands)
Research and development	$12,107	$9,780	$2,327	23.8%	$23,020	$19,469	$3,551	18.2%
Sales and marketing	5,417	3,910	1,507	38.5%	10,823	8,550	2,273	26.6%
General and administrative	12,810	6,850	5,960	87.0%	23,195	14,008	9,187	65.6%
Total operating expenses	$30,334	$20,540	$9,794	47.7%	$57,038	$42,027	$15,011	35.7%
Percentage of revenues	82.7%	77.0%			81.5%	84.3%
Research and Development

Research and development expenses increased $2.3 million, or 23.8%, and $3.6 million, or 18.2%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. For the three months ended June 30, 2021, the increase was primarily due to a $2.5 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. This was partially offset by a $0.1 million decrease in other miscellaneous costs.

For the six months ended June 30, 2021, the increase was primarily due to a $3.9 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. This was partially offset by a $0.3 million decrease in other miscellaneous costs.

Sales and Marketing

Sales and marketing expenses increased and $1.5 million, or 38.5%, and $2.3 million, or 26.6%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. For the three months ended June 30, 2021, the increase was primarily due to a $1.3 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.3 million in higher consulting costs. These costs were partially offset by $0.2 million in lower costs related to industry conferences and trade shows, all primarily due to the work-from-home business environment during the COVID-19 pandemic.

For the six months ended June 30, 2021, the increase was primarily due to a $2.4 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.4 million in higher consulting costs. These costs were partially offset by $0.2 million in lower travel costs for the sales team, as well as $0.5 million in lower costs related to industry conferences and trade shows, all primarily due to the work-from-home business environment during the COVID-19 pandemic.

General and Administrative

General and administrative expenses increased $6.0 million, or 87.0%, and $9.2 million, or 65.6%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. For the three months ended June 30, 2021, the increase was primarily due to a $3.0 million increase in personnel-related and other costs (which includes stock-based compensation) from increased headcount, including the impact from the acquisition of ACH Alert, and a $0.6 million increase in non-personnel related costs from the acquisition of ACH Alert. In addition, we incurred a $1.0 million increase in insurance costs for public company D&O coverage, a $0.8 million increase in accounting, audit and consulting expenses, primarily in support of our IPO and public company operations, and a $0.3 million increase in software costs.

For the six months ended June 30, 2021, the increase was primarily due to a $5.1 million increase in personnel-related and other costs (which includes stock-based compensation) from increased headcount, including the impact from the acquisition of ACH Alert, and a $1.3 million increase in non-personnel related costs from the acquisition of ACH Alert. In addition, we incurred a $1.3 million increase in accounting, audit and consulting expenses primarily in support of our IPO, a $1.0 million increase in insurance costs for public company D&O coverage and a $0.6 million increase in software costs.

Non-Operating Expense, Net

Non-operating expense, net increased $1.4 million and $3.3 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. For the three months ended June 30, 2021, the increase was primarily due to $1.4 million in non-operating loss related to the increase in fair value of our warrant liabilities. For the six months ended June 30, 2021, the increase was primarily due to $3.0 million in non-operating loss related to the increase in fair value of our warrant liabilities and a $0.3 million increase in net interest expense. In connection with our IPO, warrants converted from a liability instrument to an equity instrument resulting in a reduction of the warrant liability to $0.

Provision for Income Taxes

We had no provision for income taxes for the three and six months ended June 30, 2021 and 2020. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2021, we had $338.5 million in cash and cash equivalents, and an accumulated deficit of $289.3 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

We have financed our operations primarily through the net proceeds we have received from the sales of our redeemable convertible preferred stock and common stock, cash generated from the sale of SaaS subscription services and borrowings under our Credit Agreement (as defined below).

On April 15, 2021, we completed our IPO, in which we issued and sold 6,900,000 shares of our common stock, including 900,000 shares of common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock at $30.00 per share. Our IPO resulted in net proceeds of $192.8 million after deducting underwriting discounts, commissions and other offering costs. With the proceeds from our IPO, the Company paid in full accumulated dividends on our previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million.

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

We believe that our existing cash resources, including our Credit Agreement, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. We may from time to time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(12,288)	$(19,996)
Net cash used in investing activities	(1,446)	(1,403)
Net cash provided by financing activities	185,422	24,966

Net Cash Used in Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $12.3 million, which consisted of a net loss of $22.3 million, adjusted by non-cash charges of $9.1 million and net cash inflows from the change in net operating assets and liabilities of $0.9 million. The non-cash charges primarily were comprised of a non-operating loss related to the increase in fair value of warrant liabilities of $3.0 million, depreciation and amortization expense of $1.6 million, and stock-based compensation expense of $4.4 million. The net cash inflows from the change in our net operating assets and liabilities were primarily due to a $7.9 million increase in accounts payable and accrued liabilities, partially offset by a $3.3 million increase in prepaid expenses and other current assets and a net $3.7 million in other balance sheet changes.

During the six months ended June 30, 2020, net cash used in operating activities was $20.0 million, which consisted of a net loss of $17.5 million, adjusted by non-cash charges of $2.3 million and net cash outflows from the change in net operating assets and liabilities of $4.8 million. Non-cash charges primarily were comprised of depreciation expense of $1.3 million and stock-based compensation expense of $0.9 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $3.1 million increase in accounts receivable, a $1.6 million increase in prepaid expenses and other current assets, a $1.5 million increase in deferred implementation costs, partially offset by a net $1.3 million in other balance sheet changes.

Net Cash Used in Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $1.4 million, primarily consisting of $0.6 million related to capitalized software development costs, $0.3 million related to the finalization of working capital adjustments on our acquisition of ACH Alert, and capital expenditures related to updates for computer and other equipment of $0.5 million.

During the six months ended June 30, 2020, net cash used in investing activities was $1.4 million, primarily consisting of capital expenditures related to the expansion and updates to our corporate facilities of $1.1 million and purchases of computer and other equipment of $0.3 million.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $185.4 million, which primarily was due to the receipt of proceeds from our IPO of $192.8 million and proceeds of $4.9 million from the exercise of stock options to purchase 3.4 million shares of our common stock, partially offset by the cash payment of our Series B dividend of $5.0 million upon the consummation of our IPO, the $3.9 million payment of deferred IPO issuance costs, and the repurchase of shares of our common stock in the amount of $3.5 million.

During the six months ended June 30, 2020, cash provided by financing activities was $25.0 million, consisting primarily of proceeds from the sale of preferred stock of $24.9 million.

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
•Term Loan: A term loan of $25.0 million (“Term Loan”) was borrowed on October 16, 2020. The proceeds from the Term Loan were used to partially fund the acquisition of ACH Alert.
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

Borrowings under the Credit Agreement bear interest at a variable rate based upon, at our option, either the LIBOR rate or the base rate (in each case, as customarily defined) plus an applicable margin. The minimum LIBOR rate to be applied is 1.00%. The applicable margin for LIBOR rate loans ranges, based on an applicable recurring revenue leverage ratio, from 3.00% to 3.50% per annum, and the applicable margin for base rate loans ranges from 2.00 to 2.50% per annum. Our minimum interest rate applied to term debt was 4.00% as of June 30, 2021. We are required to pay a commitment fee of 0.30% per annum on the undrawn portion available under the Revolving Facility, and variable fees on outstanding letters of credit.

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

Total interest expense, including commitment fees and unused line fees, for the three and six months ended June 30, 2021 was $0.6 million and $0.2 million, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. In conjunction with closing the Credit Agreement in 2020, we incurred issuance costs of $0.1 million which were deferred and will be amortized over the three-year term. Unamortized debt issuance costs totaled $0.1 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively. Amortization expense totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The Company recognized no amortization expense for the three and six months ended June 30, 2020.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of June 30, 2021 compared to those discussed as of December 31, 2020 in the Prospectus filed with the SEC on April 15, 2021 pursuant to Rule 424(b)(4) under the Securities Act.

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

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2021, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the quarter ended June 30, 2021, we issued an aggregate of 1,305,635 shares of our common stock upon the exercise of stock options under our 2011 Long-Term Incentive Plan at exercise prices ranging from $0.03 to $15.46 per share, for aggregate proceeds of $2.1 million.

The issuances of the securities described above were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Use of Proceeds from our IPO

On April 13, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-254108), as amended, filed in connection with our IPO. On April 16, 2021, we completed our IPO, selling 6,900,000 shares of our common stock at a price of $30.00 per share (including shares subject to the underwriters’ over-allotment option) for net proceeds of $192.8 million after deducting underwriting discounts and commissions of approximately $14.2 million. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254108), which was declared effective by the SEC on April 13, 2021. The underwriters of the offering were represented by Goldman Sachs & Co., LLC, J.P. Morgan Securities LLC and Barclays Capital Inc. There has been no material change in the use of proceeds from our IPO as described in the Prospectus, where we stated that we would use the proceeds to finance our growth, develop new or enhanced solutions and fund capital expenditures and may, in the future, use a portion of the remaining net proceeds, if any, to acquire complementary businesses, products, services or technologies. As described in the Prospectus, we paid approximately $5.0 million of the net proceeds in accumulated dividends to holders of our Series B redeemable convertible preferred stock, including an aggregate of $3.8 million to certain holders of 5% or more of our capital stock, directors and their affiliated entities and our executive officers. No other payments from the proceeds were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Alkami Technology, Inc.	8-K	001-40321	3.1	4/16/2021
3.2	Amended and Restated Bylaws of Alkami Technology, Inc.	8-K	001-40321	3.2	4/16/2021
10.1*	Senior Executive Bonus Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Alkami Technology, Inc.

Date:	August 5, 2021	By:	/s/ Michael Hansen
Michael Hansen
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)