Form 10-Q
period 2021-09-30
ALKAMI TECHNOLOGY, INC.
filed 2021-11-05
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of September 30, 2021 was 88,147,853.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$314,402	$166,790
Accounts receivable, net	20,281	14,103
Deferred implementation costs, current	5,736	4,745
Prepaid expenses and other current assets	10,399	7,598
Total current assets	350,818	193,236
Property and equipment, net	10,891	10,461
Deferred implementation costs, net of current portion	15,478	14,858
Intangibles, net	11,309	8,266
Goodwill	48,391	16,218
Other assets	4,905	6,127
Total assets	$441,792	$249,166
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Current portion of long-term debt	$1,250	$313
Accounts payable	2,538	360
Accrued liabilities	24,732	13,099
Deferred rent and tenant allowance, current	691	596
Deferred revenues, current portion	6,893	6,116
Total current liabilities	36,104	20,484
Long-term debt, net	23,668	24,566
Warrant liability	—	2,692
Deferred revenues, net of current portion	13,234	14,424
Deferred rent and tenant allowance, net of current portion	5,375	5,867
Other non-current liabilities	17,893	1,393
Total liabilities	96,274	69,426
Commitments and contingencies (Note 13)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.001 par, 0 and 72,799,602 shares authorized and 0 and 72,225,916 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	443,263
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par, 10,000,000 and 0 shares authorized and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par, 500,000,000 and 101,671,156 shares authorized and 88,147,853 and 4,909,529 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	88	5
Additional paid-in capital	645,934	—
Accumulated deficit	(300,504)	(263,528)
Total stockholders’ equity (deficit)	345,518	(263,523)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$441,792	$249,166

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues	$39,761	$28,941	$109,724	$78,817
Cost of revenues	17,387	13,776	49,064	38,914
Gross profit	22,374	15,165	60,660	39,903
Operating expenses:
Research and development	12,877	9,898	35,897	29,367
Sales and marketing	7,309	3,998	18,132	12,548
General and administrative	13,330	7,859	36,525	21,868
Total operating expenses	33,516	21,755	90,554	63,783
Loss from operations	(11,142)	(6,590)	(29,894)	(23,880)
Non-operating income (expense):
Interest income	223	8	364	46
Interest expense	(300)	(22)	(908)	(225)
Loss on financial instruments	—	(14,743)	(3,035)	(14,810)
Loss before income taxes	(11,219)	(21,347)	(33,473)	(38,869)
Provision for income taxes	—	—	—	—
Net loss	$(11,219)	$(21,347)	$(33,473)	$(38,869)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	(4,459)	(277)	(5,013)
Net loss attributable to common stockholders:	$(11,219)	$(25,806)	$(33,750)	$(43,882)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(5.34)	$(0.60)	$(9.38)
Weighted average number of shares of common stock outstanding:
Basic and diluted	87,641,416	4,833,079	56,320,288	4,679,933

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(UNAUDITED)

	Three months ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance June 30, 2021	—	$—	87,186,730	$87	$640,457	$(289,285)	$351,259

Stock-based compensation	—	—	—	—	3,352	—	3,352
Exercised stock options	—	—	749,800	1	1,480	—	1,481
Exercised warrants	—	—	211,323	—	645	—	645
Net loss	—	—	—	—	—	(11,219)	(11,219)
Balance September 30, 2021	—	$—	88,147,853	$88	$645,934	$(300,504)	$345,518

	Three months ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance June 30, 2020	57,220,137	$249,535	4,651,174	$5	—	$(213,356)	$(213,351)
Issuance of redeemable convertible preferred stock, net of issuance costs	15,005,779	188,992	—	—	—	—	—
Stock-based compensation	—	—	—	—	439	—	439
Exercised stock options	—	—	341,121	—	143	—	143
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	4,459	—	—	(582)	(3,877)	(4,459)
Net loss	—	—	—	—	—	(21,347)	(21,347)
Balance September 30, 2020	72,225,916	$442,986	4,992,295	$5	$—	$(238,580)	$(238,575)

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(UNAUDITED)

	Nine months ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2020	72,225,916	$443,263	4,909,529	$5	$—	$(263,528)	$(263,523)
Stock-based compensation	—	—	—	—	7,793	—	7,793
Exercised stock options	—	—	4,120,002	4	6,413	—	6,417
Exercised warrants	—	—	211,323	—	645	—	645
Payment of Series B Dividend upon initial public offering	—	(4,969)	—	—	—	—	—
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	277	—	—	(277)	—	(277)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	—	6,900,000	7	192,803	—	192,810
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,225,916)	(438,571)	72,225,916	72	438,498	—	438,570
Conversion of redeemable convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	5,727	—	5,727
Costs in connection with initial public offering					(5,674)		(5,674)
Repurchase of common stock	—	—	(218,917)	—	6	(3,503)	(3,497)
Net loss	—	—	—	—	—	(33,473)	(33,473)
Balance September 30, 2021	—	$—	88,147,853	$88	$645,934	$(300,504)	$345,518

	Nine months ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2019	54,290,383	$210,033	4,537,955	$5	$335	$(195,730)	$(195,390)
Issuance of redeemable convertible preferred stock, net of issuance costs	17,935,533	227,940	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,348	—	1,348
Preferred Series E Tranche Liability	—	—	—	—	(892)	—	(892)
Exercised stock options	—	—	454,340	—	241	—	241
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	5,013	—	—	(1,032)	(3,981)	(5,013)
Net loss	—	—	—	—	—	(38,869)	(38,869)
Balance September 30, 2020	72,225,916	$442,986	4,992,295	$5	$—	$(238,580)	$(238,575)

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(33,473)	(38,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,384	1,970
Stock-based compensation expense	7,793	1,348
Amortization of debt issuance costs	39	39
Loss on financial instruments	3,035	14,810
Changes in operating assets and liabilities:
Accounts receivable	(5,741)	(2,565)
Prepaid expenses and other current assets	(689)	(1,711)
Accounts payable and accrued liabilities	12,758	4,107
Deferred implementation costs	(1,612)	(2,158)
Deferred rent and tenant allowances	(397)	213
Deferred revenues	(899)	(306)
Net cash used in operating activities	(16,802)	(23,122)

Cash flows from investing activities:
Purchases of property and equipment	(870)	(1,478)
Capitalized software development costs	(1,275)	—
Acquisition of business(1)	(18,326)	—
Net cash used in investing activities	(20,471)	(1,478)

Cash flows from financing activities:
Borrowings on line of credit	—	13,000
Payments on line of credit	—	(13,000)
Proceeds from stock option exercises	6,417	241
Proceeds from exercise of warrants	645	—
Proceeds on sales of preferred stock, net of issuance costs	—	218,040
Deferred IPO issuance costs paid	(4,520)	—
Payments on capital lease obligations	—	(11)
Repurchase of common stock	(3,497)	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	192,810	—
Payment of Series B dividend	(4,969)	—
Net cash provided by financing activities	186,886	218,270

Net increase in cash and cash equivalents and restricted cash	149,613	193,670
Cash and cash equivalents and restricted cash, beginning of period	171,663	11,982
Cash and cash equivalents and restricted cash, end of period	$321,276	$205,652

(1) See Note 3 for additional information regarding noncash investing activities for the nine months ended September 30, 2021, related to the acquisition of MK.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

Note 1. Organization

Description of Business

Alkami Technology, Inc. (the “Company”) is a cloud-based digital banking solutions provider. The Company inspires and empowers community, regional and super-regional financial institutions (“FIs”) to compete with large, technologically advanced and well-resourced banks in the United States. The Company’s solution, the Alkami Platform, allows FIs to onboard and engage new users, accelerate revenues and meaningfully improve operational efficiency, all with the support of a proprietary, true cloud-based, multi-tenant architecture. The Company cultivates deep relationships with its clients through long-term, subscription-based contractual arrangements, aligning its growth with its clients’ success and generating an attractive unit economic model. The Company was incorporated in Delaware in August 2011, and its principal offices are located in Plano, Texas.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in the final prospectus (the “Prospectus”) for the Company’s IPO filed with the SEC on April 15, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, restricted cash and cash equivalents, accounts receivable, accounts payable, long-term debt, stock warrants and contingent consideration. The carrying values of cash, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The carrying value of long-term debt approximates its fair value due to the variable interest rate. Cash equivalents include amounts held in money market accounts that are measured at fair value using observable market prices. Warrant liabilities are valued using the Black-Scholes option pricing method and are presented at estimated fair value at the end of the reporting period. The assumptions used in preparing the Black-Scholes option pricing calculation include weighted average grant date fair value, volatility, risk-free interest rate, dividends, and weighted average expected life in years. Changes in the fair value of warrant liabilities are recognized as a gain or loss within non-operating income (expense). In connection with the Company’s IPO, warrants converted from a liability instrument to an equity instrument resulting in a reduction of the warrant liability to $0. The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(In thousands)	September 30, 2021	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$14,647	$14,647	$—	$—
Total Assets	$14,647	$14,647	$—	$—
Liabilities:
Contingent consideration payable	$(15,500)	$—	$—	$(15,500)
Total Liabilities	$(15,500)	$—	$—	$(15,500)

		Fair Value at Reporting Date Using
(In thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$143,277	$143,277	$—	$—
Total Assets	$143,277	$143,277	$—	$—
Liabilities:
Warrant Liabilities	$(2,692)	$—	$—	$(2,692)
Total Liabilities	$(2,692)	$—	$—	$(2,692)

The reconciliations of the beginning and ending balances during the nine months ended September 30, 2021 for Level 3 assets and liabilities are as follows (in thousands):

Asset and liability categories	Beginning Level 3 Fair Value at January 1, 2021	Fair value adjustment	Adjustment for conversion to equity accounting treatment upon IPO	Ending Level 3 Fair Value at September 30, 2021
Warrant Liabilities	$(2,692)	$(3,035)	$5,727	$—

The following table represents the changes to the Company’s contingent consideration payable (in thousands):

Balance at January 1, 2021	$—
Business Combination	15,500
Balance at September 30, 2021	$15,500

Restricted Cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amounts included in restricted cash on the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 represent the additional cash proceeds in deposit with an escrow agent for satisfaction of contingent consideration related to the acquisition of ACH Alert, LLC (“ACH Alert”). In addition, restricted cash representing additional cash proceeds in deposit with an escrow agent for satisfaction of a holdback provision related to the acquisition of MK Decisioning Systems, LLC (“MK”) is included in the condensed consolidated balance sheets at September 30, 2021. See Note 3 for further information.

	September 30,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$314,402	$166,790
Restricted cash included in Prepaid expenses and other current assets	3,500	—
Restricted cash included in Other assets	3,374	4,873
Total cash and cash equivalents and restricted cash	$321,276	$171,663

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

The Company had $1.3 million in capitalized internal software development costs as of September 30, 2021 and none as of December 31, 2020. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

Contract Balances

Client contracts under which revenues have been recognized while the Company is not yet able to invoice results in contract assets. Generally, contract assets arise as a result of reallocating revenues when discounts are weighted more heavily in the early years of a multi-year contract or the client contract has substantive minimum fees that escalate over the term of the contract. Contract assets totaled $0.8 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

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

Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) permits employees to purchase the Company's common stock through payroll deductions during six month offerings. The offering periods begin each May 16 and November 16, or such other period determined by the compensation committee. In accordance with the guidance in ASC 718-50 - Compensation - Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan. Accordingly, stock-based compensation expense is determined based on the grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the withholding period.
Concentrations of Credit Risk

Significant concentrations of credit risk arise from the Company’s revenues and accounts receivable. Management believes that its contract acceptance, billing, and collection policies are adequate to minimize potential credit risk. No client represented more than 10% of revenue for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, no client represented more than 10% of accounts receivable.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326),” which modifies the measurement of expected credit losses of certain financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for adoption of the new standard was delayed until calendar years beginning after December 15, 2021, with early adoption permitted. The Company expects to adopt this new standard in interim periods beginning in 2022. This ASU is not expected to have a material impact on the Company’s financial statements.

Note 3. Business Combination

ACH Alert, LLC

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

The ACH Alert acquisition also involved $4.9 million of additional cash consideration that the Company placed on deposit with an escrow agent to be paid upon the continued employment of one of the owners of ACH Alert, of which $2.5 million is to be paid in October 2021 and $2.4 million is to be paid in October 2022. Since the payouts are contingent upon the continued and future employment of the former owner, these amounts have been excluded from the purchase price. The Company has classified the amounts held in escrow as restricted cash on the condensed consolidated balance sheets and is accruing the estimated payouts over the requisite service period as a component of general and administrative expense on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company recognized compensation expense of $0.6 million and $1.9 million, respectively, related to this agreement.

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

No material transaction costs are included within the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.

MK Decisioning Systems, LLC

On September 10, 2021, the Company acquired substantially all of the assets of MK for approximately $20 million in cash consideration due at closing subject to a $2 million holdback provision held in escrow with $1 million to be released at the 12-month anniversary of close and the remainder to be released at the 18-month anniversary of close. The Company also agreed to assume certain liabilities associated with MK’s business. The integrated set of assets and activities acquired from MK through the acquisition meet the definition of a business under ASC 805, as updated by ASU 2017-01.

In addition to the base purchase price, the MK acquisition also included a potential earn-out that is tied to revenue of MK from sales of its products and services within two 12-month periods (the “First Earn-Out Period” and “Second Earn-Out Period”), with the First Earn-Out Period beginning on January 1, 2022 and ending on December 31, 2022 and the Second Earn-Out Period beginning on January 1, 2023 and ending on December 31, 2023. Pursuant to the terms and conditions set forth in the purchase agreement, the earn-out amount payable, if any, to the former owners, will be a maximum of $7.5 million and $17.5 million for the First Earn-Out Period and Second Earn-Out Period, respectively, contingent on achievement of certain revenue milestones. In certain circumstances within both Earn-Out Periods, the earn-out amounts are payable in a mix of cash and shares (based on a reference price of $35 and limited to $20 million in earn-out shares) of the Company’s common stock subject to the election of the former owners. Earn-out amounts, if any, would be payable no later than 170 days after the end of each Earn-Out Period.

The Company has classified the amounts held in escrow as restricted cash on the condensed consolidated balance sheets. The fair value of the contingent earn-out as of September 30, 2021 is $15.5 million for which the balance is included in Other non-current liabilities on the condensed consolidated balance sheets. The fair value of the contingent earn-out is included as contingent consideration in the total purchase price. The Company will remeasure the fair value of the contingent consideration on an ongoing basis and will record the adjustment to operating income or loss.

Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and stock price forecasts) and the probability of achieving the specific targets using a geometric binomial model. Based on the preliminary purchase accounting, the Company determined that approximately 62% of the maximum contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement.

The Company’s preliminary fair value estimates and assumptions to measure the assets acquired and liabilities assumed are subject to change as the Company obtains additional information during the measurement period. The following table summarizes the fair value amounts recognized as of the acquisition date for each major class of asset acquired or liability assumed:

(in thousands)	Preliminary Fair Value as of September 10, 2021
Trade accounts receivables	$437
Other current assets	56
Property and equipment	41
Goodwill	31,849
Intangible assets	3,670
Total assets acquired	$36,053
Accounts payable and accrued liabilities	$43
Deferred revenues, net of current	510
Total liabilities assumed	553
Net assets acquired	$35,500

As of September 30, 2021, the allocation of the purchase price for MK has not been finalized, and the one-year measurement period has not ended. The preliminary purchase price allocations are based upon the valuation of assets and liabilities. These estimates and assumptions are subject to change as the Company obtains additional information during the measurement period.

The table below outlines the purchased identifiable intangible assets:

	Weighted Average Amortization Period	Total
	(in years)	(in thousands)
Customer relationships	15	$170
Developed technology	5	3,500
Total identifiable intangible assets		$3,670

Goodwill is mainly attributable to advantages expected from the acquisition such as giving the Company a complimentary solution to its existing platform offering, especially for banks. This goodwill is expected to be deductible for tax purposes.

Transaction costs are included in the condensed consolidated statements of operations for both the three and nine months ended September 30, 2021 were $0.3 million. For the nine months ended September 30, 2021, the Company had noncash investing activities of $17.5 million related to unpaid consideration for the acquisition of MK.

Note 4. Property and Equipment, Net

Depreciation expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively.

(in thousands)	Useful Life	September 30, 2021	December 31, 2020
Software	1 to 3 years	$1,997	$722
Computers and equipment	3 years	4,647	3,821
Furniture and fixtures	5 years	3,977	3,930
Leasehold improvements	3 to 10 years	11,677	11,650
		$22,298	$20,123
Less: accumulated depreciation		(11,407)	(9,662)
Property and equipment, net		$10,891	$10,461

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

The following table disaggregates the Company's revenue by major source for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
SaaS subscription services	$37,486	$27,065	$103,582	$73,723
Implementation services	1,591	1,419	4,604	3,741
Other services	684	457	1,538	1,353
Total revenues	$39,761	$28,941	$109,724	$78,817

The Company recognized approximately $2.1 million and $5.8 million of revenue during the three and nine months ended September 30, 2021, respectively, and $2.9 million and $7.4 million during the three and nine months ended September 30, 2020, respectively, which was recognized from deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of each reporting period. For those contracts that were wholly or partially unsatisfied as of September 30, 2021, minimum contracted subscription revenues to be recognized in future periods total approximately $553.4 million. The Company expects to recognize approximately 47.0% of this amount as subscription services are transferred to customers over the next 24 months, an additional 33.6% in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Deferred Cost Recognition

The Company capitalized $0.3 million and $0.8 million in deferred commissions costs during the three and nine months ended September 30, 2021, respectively and $0.3 million and $1.1 million for the three and nine months ended September 30, 2020, respectively, and recognized amortization of $0.6 million and $1.6 million during the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2020, respectively. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations. Deferred commissions are included in deferred implementation costs in the accompanying condensed consolidated balance sheets in the amount of $8.4 million and $9.0 million as of September 30, 2021 and December 31, 2020, respectively.

The Company capitalized implementation costs of $1.3 million and $4.0 million during the three and nine months ended September 30, 2021, respectively, and $1.0 million and $3.2 million for the three and nine months ended September 30, 2020, respectively, and recognized amortization of $0.7 million and $1.9 million during the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2020, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No impairment loss was recognized in relation to these capitalized costs for the three and nine months ended September 30, 2021 and 2020.

Note 6. Accounts Receivable

Accounts receivable includes the following amounts at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in thousands)	2021	2020
Trade accounts receivable	$15,507	$11,804
Unbilled receivables	3,776	2,081
Other receivables	1,211	702
Total receivables	20,494	14,587
Allowance for doubtful accounts	(57)	(323)
Reserve for estimated credits	(156)	(161)
	$20,281	$14,103

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in thousands)	2021	2020
Bonus accrual	$6,804	$2,636
Accrued vendor purchases	1,950	2,542
Commissions accrual	1,118	1,309
Accrued hosting services	1,249	924
Client refund liability	1,106	1,362
Deferred compensation payable	2,500	625
Accrued consulting and professional fees	875	207
Accrued tax liabilities	2,947	2,394
Other accrued liabilities	6,183	1,100
Total accrued liabilities	$24,732	$13,099

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

Borrowings under the Credit Agreement bear interest at a variable rate based upon, at the Company’s option, either the LIBOR rate or the base rate (in each case, as customarily defined) plus an applicable margin. The minimum LIBOR rate to be applied is 1.00%. The applicable margin for LIBOR rate loans ranges, based on an applicable recurring revenue leverage ratio, from 3.00% to 3.50% per annum, and the applicable margin for base rate loans ranges from 2.00 to 2.50% per annum. The Company’s minimum interest rate applied to term debt was 4.00% as of September 30, 2021. The Company is required to pay a commitment fee of 0.30% per annum on the undrawn portion available under the Revolving Facility, and variable fees on outstanding letters of credit.

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

The Credit Agreement contains customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $10.0 million or more. The Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of September 30, 2021.

Long-term Debt

The following table summarizes long-term debt obligations as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Term Debt	$25,000	$25,000
Less unamortized debt issuance costs	(82)	(121)
Net amount	24,918	24,879
Less current maturities of long-term debt	(1,250)	(313)
Long-term portion	$23,668	$24,566

Maturities of long-term debt outstanding as of September 30, 2021, are summarized as follows (in thousands):

2021	$313
2022	1,562
2023	23,125
Thereafter	—
Total	$25,000

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

Redeemable Convertible Preferred Stock

As of December 31, 2020, the Company was authorized to issue seven classes of stock: common stock, Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock, Series D redeemable convertible preferred stock, Series E redeemable convertible preferred stock and Series F redeemable convertible preferred stock. These preferred shares were classified as temporary equity within the Company’s consolidated balance sheet as of December 31, 2020. Immediately prior to the effectiveness of the Company’s registration statement relating to its IPO, the Company’s outstanding shares of redeemable convertible preferred stock converted into an aggregate of 72,225,916 shares of common stock. With the proceeds from its IPO, the Company paid in full accumulated dividends on its previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million. As of September 30, 2021, there was no preferred stock issued or outstanding.

Warrants

In conjunction with financing arrangements with prior lenders, the Company issued warrants for the purchase of shares of the Company’s redeemable convertible preferred stock. All of the Company’s outstanding warrants exercisable for shares of redeemable convertible preferred stock converted into warrants exercisable for 212,408 shares of common stock and were classified as equity immediately prior to the effectiveness of the Company’s registration statement relating to its IPO. All warrants were exercised for aggregate proceeds of $0.6 million during the three months ended September 30, 2021.

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

Stock Options

During the nine months ended September 30, 2021, the Company granted an aggregate of 2,811,098 stock options to purchase shares of its common stock to officers and employees pursuant to the 2011 Plan and 2021 Plan, with a weighted average exercise price of $19.92 per share. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions (i) expected term of 6.03 years, (ii) expected volatility of 36.9%, (iii) risk-free interest rate 0.7% and (iv) expected dividend yield of 0%.

Restricted Stock Units

In the nine months ended September 30, 2021, the Company granted an aggregate of 467,351 RSUs to officers and employees pursuant to the 2021 Plan. The RSUs vest and settle upon the satisfaction of a service condition. The service condition for the awards is satisfied over generally three to four years.

Employee Stock Purchase Plan

The first offering period commenced on May 15, 2021, and as of September 30, 2021, no shares had yet been issued under the plan.

Stock-based compensation expense was included as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenues	$544	$84	$1,242	$264
Research and development	793	97	1,795	303
Sales and marketing	266	35	609	101
General and administrative	1,748	223	4,147	680
Total stock-based compensation expenses	$3,351	$439	$7,793	$1,348

The amount of stock-based compensation capitalized as part of deferred implementation costs was insignificant for the three and nine months ended September 30, 2021 and September 30, 2020. Due to net operating losses, there was no tax expense or benefit recorded in connection with stock-based compensation expense.

Note 11. Income Taxes

The provision for income taxes in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 was $0. The effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against the Company’s deferred tax assets.

Note 12. Earnings Per Share

Net loss attributable to common stockholders used in computing basic and diluted earnings per share (“EPS”) has been calculated as the net loss less Series B cumulative dividends and other adjustments to redeemable convertible preferred stock of $0.3 million for the nine months ended September 30, 2021 and $4.5 million and $5.0 million for the three and nine months ended September 30, 2020, respectively. The holders of the Company’s redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses; therefore, no amount of total undistributed loss was allocated to redeemable convertible preferred stock. Upon the consummation of its IPO, all preferred stock converted to common stock, and therefore the Company had no issued or outstanding preferred stock as of September 30, 2021.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and nine months ended September 30, 2021 and 2020, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except shares and per share amounts)	2021	2020	2021	2020
Net loss	$(11,219)	$(21,347)	$(33,473)	$(38,869)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	(4,459)	(277)	(5,013)
Net loss attributable to common stockholders	$(11,219)	$(25,806)	$(33,750)	$(43,882)
Weighted average shares of common stock outstanding - basic and diluted	87,641,416	4,833,079	56,320,288	4,679,933
Loss per common share - basic and diluted	$(0.13)	$(5.34)	$(0.60)	$(9.38)

For the three and nine months ended September 30, 2021 and 2020, the following potential shares of common stock were excluded from diluted EPS as the Company had a net loss in each period presented:

	As of September 30,
	2021	2020
Stock options	10,015,930	12,366,781
Redeemable convertible preferred stock	—	72,225,916
Warrants	—	212,408
Restricted stock units (RSUs)	467,351	—
Total anti-dilutive common share equivalents	10,483,281	84,805,105

Note 13. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases for its corporate headquarters in Plano, Texas pursuant to a ten-year lease agreement under which the Company leases approximately 125,000 square feet of office space with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of ten years. Rent expense under operating leases was $1.2 million and $3.5 million for the three and nine months ended September 30, 2021, respectively, and $1.2 million and $3.4 million for the three and nine months ended September 30, 2020, respectively.

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2021 were as follows (in thousands):

Operating Leases
2021	$920
2022	3,710
2023	3,773
2024	3,835
2025	3,898
Thereafter	10,697
Total minimum lease payments	$26,833

Deferred Rent and Tenant Allowances

Deferred rent and tenant allowances are amortized and applied against rental expense over the lease term on a straight-line basis. As of September 30, 2021 and December 31, 2020, the Company had deferred rent and tenant allowance balances as follows:

(in thousands)	September 30, 2021	December 31, 2020
Deferred rent and tenant allowance	$6,066	$6,463
Less: current portion	(691)	(596)
Deferred rent and tenant allowance, net of current portion	$5,375	$5,867

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

Note 14. Related Party Transactions

CU Cooperative Systems, Inc. (“CU Cooperative”), a stockholder of the Company who is also a vendor, was paid fees of $1.3 million and $3.4 million, for the three and nine months ended September 30, 2021, respectively, and $1.0 million and $3.7 million for the three and nine months ended September 30, 2020, respectively, which relate to services resold to the Company’s clients. As of September 30, 2021, the Company had no payable balance due to CU Cooperative, and as of December 31, 2020, accounts payable included amounts due to CU Cooperative of $0.3 million. Mr. Todd Clark, who has served as President and Chief Executive Officer of CU Cooperative since 2016, is a member of the Board and was designated to serve as a member of the Board by CU Cooperative. CU Cooperative held 5% or more of the Company’s capital stock as of December 31, 2020.

For the three and nine months ended September 30, 2021, the Company employed a former owner of the acquired business ACH Alert. For certain operating and lease payments made on the former owner’s behalf and lockbox cash receipts due to the Company, a receivable of $1.4 million from the former owner was included in prepaid expenses and other current assets as of December 31, 2020. The Company had no significant receivable balance from the former owner as of September 30, 2021.

Note 15. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company will perform an annual goodwill impairment test in the fourth quarter of the fiscal year beginning in 2021. There were no indications of impairment of goodwill noted for the three months ended September 30, 2021. Goodwill had a carrying value of $48.4 million and $16.2 million as of September 30, 2021 and December 31, 2020, respectively. The Company recorded $31.8 million to goodwill during the three and nine months ended September 30, 2021 due to the purchase of MK and recorded $0.3 million during the nine months ended September 30, 2021 due to a change in the purchase price allocation for ACH Alert as is appropriate during the measurement period. See Note 3 for additional information.

Total intangibles, net, consisted of the following as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,270	$(340)	$4,930
Developed Technology	6,800	(471)	6,329
Tradenames	50	(25)	25
Subtotal amortizable intangible assets	12,120	(836)	11,284
Website domain name	25	—	25
Total intangible assets	$12,145	$(836)	$11,309

	As of December 31, 2020
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,100	$(85)	$5,015
Developed Technology	3,300	(118)	3,182
Tradenames	50	(6)	44
Subtotal amortizable intangible assets	8,450	(209)	8,241
Website domain name	25	—	25
Total intangible assets	$8,475	$(209)	$8,266

Amortization expense recognized on intangible assets was $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. The Company did not recognize amortization expense related to intangible assets for the three and nine months ended September 30, 2020.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2021	$426
2022	1,542
2023	1,523
2024	1,523
2025	1,523
Thereafter	4,747
$11,284

Note 16. Subsequent Events

On November 3, 2021, the Board of Directors of the Company (“Board”), appointed Alex Shootman as Chief Executive Officer of the Company, effective November 5, 2021, replacing Michael Hansen who will remain with the Company as Advisor to the Board, effective November 5, 2021, and will continue to serve on the Board.

The Company entered into an employment agreement with Mr. Shootman. Under the employment agreement, Mr. Shootman will serve as Chief Executive Officer of the Company and a member of the Board. Mr. Shootman is also entitled to be granted 1,000,000 restricted stock units that vest as to 25% of the restricted stock units on December 8, 2022 and in equal quarterly installments over three years thereafter.

In connection with Mr. Hansen’s departure, the Company entered into a transition and separation agreement with Mr. Hansen. Under the transition and separation agreement, Mr. Hansen will transition to the role of Advisor to the Board and remain employed by the Company through December 17, 2021. The transition and separation agreement also provides that Mr. Hansen will serve as a member of the Board through December 31, 2022. Mr. Hansen’s sole compensation while serving on the Board will be in the continued vesting of his outstanding equity awards. In the event Mr. Hansen continues to serve on the Board through December 31, 2022, the vesting of all of his outstanding equity awards will be accelerated as of that date. Mr. Hansen will have one year after the end of his Board service date to exercise any vested options. The Company is evaluating the accounting for the modification of Mr. Hansen’s unvested equity awards and the Company expects the acceleration of vesting to be significant to its consolidated financial statements.

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

Alkami was founded to help level the playing field for FIs. Since then, our vision has been to create a platform that combines premium technology and fintech solutions in one integrated ecosystem, delivered as a software-as-a-service (“SaaS”) solution and providing our clients’ customers with a single point of access to all things digital. We have invested significant resources to build a technology stack that prioritized innovation velocity and speed-to-market given the importance of product depth and functionality in winning and retaining clients. In fiscal 2020, we acquired ACH Alert, LLC (“ACH Alert”) to pursue adjacent product opportunities, such as fraud prevention and to expand our addressable market. In addition, in September 2021, we acquired MK Decisioning Systems, LLC (MK) a technology platform for digital account opening, credit card and loan origination solutions.

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

•Integrations: Scalability and extensibility driven by 230 real-time integrations to back office systems and third-party fintech solutions as of September 30, 2021, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We derive our revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of September 30, 2021. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended September 30, 2021 and 2020 our total revenues were $39.8 million and $28.9 million, respectively, representing a 37.4% increase period-over-period. For the nine months ended September 30, 2021 and 2020 our total revenues were $109.7 million and $78.8 million, respectively, representing a 39.2% increase period-over-period. SaaS subscription revenues, as further described below, represented 94.3% and 94.4% of total revenues for the three and nine months ended September 30, 2021, respectively and 93.5% and 93.5% for the three and nine months ended September 30, 2020, respectively. We incurred net losses of $11.2 million and $33.5 million for the three and nine months ended September 30, 2021, respectively, and net losses of $21.3 million and $38.9 million for the three and nine months ended September 30, 2020, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

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

Acquisition of MK. On September 10, 2021, the Company acquired substantially all of the assets of MK for approximately $20 million in cash consideration due at closing subject to a $2 million holdback provision held in escrow with $1 million to be released at the 12-month anniversary of close and the remainder to be released at the 18-month anniversary of close. The Company also agreed to assume certain liabilities associated with MK’s business. MK expands our total addressable market by over $2.0 billion while gaining new cross-selling opportunities among a larger installed base.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of September 30, 2021, we served 169 FIs through the Alkami Platform and an additional 114 clients through the ACH Alert suite of solutions, representing 92.5% annual client growth since September 30, 2020. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with 230 integrations as of September 30, 2021 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our RPU potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had three and seven client renewals in the three and nine months ended September 30, 2021, respectively. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. In particular, our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature set. We remain committed to investing in our platform, notably through our research and development spend, which was 32.4% and 32.7% of our revenues for the three and nine months ended September 30, 2021. Our future success will depend on our continued leadership in innovation.

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

Components of Results of Operations

Revenues
Our client relationships are primarily based on multi-year contracts that have an average contract life of 70 months as of September 30, 2021. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. For each client, we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

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

The following disaggregates our revenues for the three and nine months ended September 30, 2021 and 2020 by major source.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(In thousands)
SaaS subscription services	$37,486	$27,065	$103,582	$73,723
Implementation services	1,591	1,419	4,604	3,741
Other services	684	457	1,538	1,353
Total revenues	$39,761	$28,941	$109,724	$78,817

See Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional detail.

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

We intend to continue to increase our investments in our implementation, client support and client success teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three and nine months ended September 30, 2021 was 56.3% and 55.3%, respectively, and 52.4% and 50.6% for the three and nine months ended September 30, 2020, respectively.

The major components of cost of revenues represented the following percentages of revenues for the three months ended September 30, 2021: third-party hosting services (7.9%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.0%), our implementation team (9.3%), our client success team (5.4%), our development team responsible for maintaining and releasing updates to our platform (3.8%) and amortization of intangible assets (0.3%). The major components of cost of revenues represented the following percentages of revenues for the three months ended September 30, 2020: third-party hosting services (9.8%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (14.9%), our implementation team (11.4%), our client success team (6.6%) and our development team responsible for maintaining and releasing updates to our platform (5.1%).

The major components of cost of revenues represented the following percentages of revenues for the nine months ended September 30, 2021: third-party hosting services (8.8%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.2%), our implementation team (9.6%), our client success team (5.7%), our development team responsible for maintaining and releasing updates to our platform (4.1%) and amortization of intangible assets (0.3%). The major components of cost of revenues represented the following percentages of revenues for the nine months ended September 30, 2020: third-party hosting services (9.5%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.4%), our implementation team (11.6%), our client success team (6.7%) and our development team responsible for maintaining and releasing updates to our platform (5.3%).

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected condensed consolidated statements of operations data for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
($ In thousands, except share and per share amounts)
Revenues	$39,761	$28,941	$109,724	$78,817
Cost of revenues(1)	17,387	13,776	49,064	38,914
Gross profit	22,374	15,165	60,660	39,903
Operating expenses(1):
Research and development	12,877	9,898	35,897	29,367
Sales and marketing	7,309	3,998	18,132	12,548
General and administrative	13,330	7,859	36,525	21,867
Total operating expenses	33,516	21,755	90,554	63,782
Loss from operations	(11,142)	(6,590)	(29,894)	(23,879)
Non-operating income (expense):
Interest income	223	8	364	45
Interest expense	(300)	(22)	(908)	(225)
Loss on financial instruments	—	(14,743)	(3,035)	(14,809)
Loss before income taxes	(11,219)	(21,347)	(33,473)	(38,868)
Provision for income taxes	—	—	—	—
Net loss	$(11,219)	$(21,347)	$(33,473)	$(38,868)

(1) Includes stock-based compensation expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
($ in thousands)
Cost of revenues	$544	$88	$1,242	$180
Research and development	793	101	1,795	206
Sales and marketing	266	33	609	66
General and administrative	1,748	228	4,147	457
Total stock-based compensation expenses	$3,351	$439	$7,793	$909

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
($ in thousands)
Net loss	$(11,219)	$(21,347)	$(33,473)	$(38,869)
Provision for income taxes	—	—	—
Loss on financial instruments	—	14,743	3,035	14,810
Interest expense, net	77	14	544	179
Amortization of intangible assets	209	—	627	—
Depreciation	593	653	1,757	1,970
Stock-based compensation expense	3,352	439	7,793	1,348
Acquisition-related expenses (1)	915	112	2,177	112
Adjusted EBITDA (2)	$(6,073)	$(5,386)	$(17,540)	$(20,450)

(1) Acquisition-related expenses are associated with the accrual of deferred compensation due to the former owner of the acquired business, ACH Alert, in addition to acquisition related-expenses associated with purchase of MK, primarily related to legal, consulting, and professional fees.
(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision for income taxes; (gain) loss on financial instruments; interest (income) expense, net; amortization of intangible assets; depreciation; stock-based compensation expense; and acquisition-related costs. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $(6.1) million and $(17.5) million for the three and nine months ended September 30, 2021, respectively and $(5.4) million and $(20.5) million for the three and nine months ended September 30, 2020, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues for all clients on the platform in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $154.8 million as of September 30, 2021 and $113.9 million as of September 30, 2020, an increase of $40.9 million, or 35.9%, period-over-period.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 11.4 million registered users as of September 30, 2021 and 9.0 million as of September 30, 2020, an increase of 2.4 million, or 26.1%, period-over-period.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $13.57 as of September 30, 2021 and $12.59 as of September 30, 2020, an increase of $0.98, or 7.8%, period-over-period.

Comparison of Three and Nine Months ended September 30, 2021 and 2020

Revenues

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
($ in thousands)
Revenues	$39,761	$28,941	$10,820	37.4%	$109,724	$78,817	$30,907	39.2%

Revenues increased $10.8 million, or 37.4%, and $30.9 million, or 39.2%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

The increase of $10.8 million in revenues for the three months ended September 30, 2021 was primarily due to registered user growth from new and existing clients, RPU growth, as well as the acquisition of ACH Alert completed on October 4, 2020, which contributed $1.4 million in three months ended September 30, 2021.

The increase of $30.9 million in revenues for the nine months ended September 30, 2021 was primarily due to registered user growth of 2.4 million, comprised of 1.4 million in registered user growth from existing clients (net of attrition) and 1.0 million in registered users from new clients implemented through our digital banking platform. In addition, increased revenues were due to RPU growth of 7.8%. RPU growth was primarily driven by cross-sell activity to existing clients and the acquisition of ACH Alert completed on October 4, 2020, which contributed $3.8 million in the nine months ended September 30, 2021. The average RPU of new clients implemented on our digital platform in the last year of $16.13 as of September 30, 2021, is 18.9% higher than the aggregate RPU as of September 30, 2021.

Cost of Revenues and Gross Margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
($ in thousands)
Cost of revenues	17,387	13,776	$3,611	26.2%	49,064	38,914	$10,150	26.1%
Percentage of revenues	43.7%	47.6%	(3.9)%	(8.2)%	44.7%	49.4%	(4.7)%	(9.5)%

Cost of Revenues

Cost of revenues increased $3.6 million, or 26.2%, and $10.2 million, or 26.1%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, generating a gross margin of 56.3% and 55.3% for the three and nine months ended September 30, 2021, respectively, compared to a gross margin of 52.4% and 50.6% for the same periods in 2020.

The increase in cost of revenues for the three months ended September 30, 2021 was primarily driven by a $0.6 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount increases supporting our growth in the following teams: site reliability engineering, client implementation and client support, $2.4 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform and $0.4 million in incremental hosting costs, both incurred from an increase in revenues derived from existing and new client growth.

The increase in cost of revenues for the nine months ended September 30, 2021 was primarily driven by a $2.8 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount increases supporting our growth in the following teams: site reliability engineering, client implementation and client support, $4.6 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform and $2.3 million in incremental hosting costs, both incurred from an increase in revenues derived from existing and new client growth. We expect the cost of revenues will continue to increase as SaaS subscription services and the associated implementation services increase over time. However, we expect gross margin to continue to improve due to operational scaling.

Operating Expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
($ in thousands)
Research and development	12,877	9,898	$2,979	30.1%	35,897	29,367	$6,530	22.2%
Sales and marketing	7,309	3,998	3,311	82.8%	18,132	12,548	5,584	44.5%
General and administrative	13,330	7,859	5,471	69.6%	36,525	21,867	14,658	67.0%
Total operating expenses	$33,516	$21,755	$11,761	54.1%	$90,554	$63,782	$26,772	42.0%
Percentage of revenues	84.3%	75.2%			82.5%	80.9%
Research and Development

Research and development expenses increased $3.0 million, or 30.1%, and $6.5 million, or 22.2%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to a $2.0 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. In addition we incurred $0.7 million in higher incremental hosting costs.

For the nine months ended September 30, 2021, the increase was primarily due to a $5.9 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. In addition we incurred $0.5 million in higher incremental hosting costs.

Sales and Marketing

Sales and marketing expenses increased $3.3 million, or 82.8%, and $5.6 million, or 44.5%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to a $1.5 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our sales and marketing teams. In addition, we incurred $1.3 million in higher conference and trade show costs primarily due to conducting our annual client conference in September 2021 instead of our typical April timing. We also incurred $0.3 million in higher consulting costs and $0.2 million in higher travel costs.

For the nine months ended September 30, 2021, the increase was primarily due to a $3.9 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.8 million in higher conference and trade show costs due to conducting our annual client conference in September 2021 instead of our typical April timing, $0.7 million in higher consulting costs and $0.2 million in higher travel and other costs.

General and Administrative

General and administrative expenses increased $5.5 million, or 69.6%, and $14.7 million, or 67.0%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. For the three months ended September 30, 2021, the increase was primarily due to a $2.7 million increase in personnel-related and other costs (which includes stock-based compensation) from increased headcount, including the impact from the acquisition of ACH Alert, and a $0.6 million increase in non-personnel related costs from the acquisitions of ACH Alert and MK. In addition, we incurred a $1.1 million increase in insurance costs for public company D&O coverage, a $0.3 million increase in accounting, audit and consulting expenses, primarily in support of our public company operations, and a $0.4 million increase in software costs.

For the nine months ended September 30, 2021, the increase was primarily due to a $7.8 million increase in personnel-related and other costs (which includes stock-based compensation) from increased headcount, including the impact from the acquisition of ACH Alert, and a $1.9 million increase in non-personnel related costs from the acquisitions of ACH Alert and MK. In addition, we incurred a $1.6 million increase in accounting, audit and consulting expenses primarily in support of our IPO and public company operations, a $2.2 million increase in insurance costs for public company D&O coverage and a $0.9 million increase in software costs.

Non-Operating Expense, Net

Non-operating expense, net decreased $14.7 million and $11.4 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. For the three months ended September 30, 2021, the decrease was primarily due to $14.7 million in non-operating loss related to the increase in fair value of our warrant liabilities for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the decrease was primarily due to $14.8 million in non-operating loss related to the increase in fair value of our warrant liabilities for the nine months ended September 30, 2020, partially offset by $3.0 million in non-operating loss related to the increase in fair value of our warrant liabilities for the nine months ended September 30, 2021. In connection with our IPO, warrants converted from a liability instrument to an equity instrument resulting in a reduction of the warrant liability to $0.

Provision for Income Taxes

We had no provision for income taxes for the three and nine months ended September 30, 2021 and 2020. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2021, we had $314.4 million in cash and cash equivalents, and an accumulated deficit of $300.5 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(16,802)	$(23,122)
Net cash used in investing activities	(20,471)	(1,478)
Net cash provided by financing activities	186,886	218,270

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $16.8 million, which consisted of a net loss of $33.5 million, adjusted by non-cash charges of $13.3 million and net cash inflows from the change in net operating assets and liabilities of $3.4 million. The non-cash charges were primarily comprised of a non-operating loss related to the increase in fair value of warrant liabilities of $3.0 million, depreciation and amortization expense of $2.4 million, and stock-based compensation expense of $7.8 million. The net cash inflows from the change in our net operating assets and liabilities were primarily due to a $12.8 million increase in accounts payable and accrued liabilities, partially offset by a $5.7 million increase in accounts receivable, a $0.7 million increase in prepaid expenses and other current assets, and a net $3.0 million in other balance sheet changes.

During the nine months ended September 30, 2020, net cash used in operating activities was $23.1 million, which consisted of a net loss of $38.9 million, adjusted by non-cash charges of $18.2 million, and net cash outflows from the change in net operating assets and liabilities of $2.4 million. Non-cash charges were primarily comprised of depreciation expense of $2.0 million and stock-based compensation expense of $1.3 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $4.1 million increase in accounts payable and accrued liabilities, offset by a $2.6 million increase in accounts receivable, a $1.7 million increase in prepaid expenses and other current assets, and a $2.2 million increase in deferred implementation costs.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $20.5 million, primarily consisting of $18 million for the purchase of MK, $0.3 million related to the finalization of working capital adjustments on our acquisition of ACH Alert, $1.3 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $0.9 million.

During the nine months ended September 30, 2020, net cash used in investing activities was $1.5 million, primarily consisting of capital expenditures related to the expansion and updates to our corporate facilities of $1.1 million and purchases of computer and other equipment of $0.4 million.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $186.9 million, which was primarily due to the receipt of proceeds from our IPO of $192.8 million and proceeds of $6.4 million from the exercise of stock options to purchase 4.1 million shares of our common stock, partially offset by the cash payment of our Series B dividend of $5.0 million upon the consummation of our IPO, the $4.5 million payment of deferred IPO issuance costs, and the repurchase of shares of our common stock in the amount of $3.5 million.

During the nine months ended September 30, 2020, cash provided by financing activities was $218.3 million, consisting primarily of proceeds from the sale of preferred stock of $218.0 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate based upon, at our option, either the LIBOR rate or the base rate (in each case, as customarily defined) plus an applicable margin. The minimum LIBOR rate to be applied is 1.00%. The applicable margin for LIBOR rate loans ranges, based on an applicable recurring revenue leverage ratio, from 3.00% to 3.50% per annum, and the applicable margin for base rate loans ranges from 2.00 to 2.50% per annum. Our minimum interest rate applied to term debt was 4.00% as of September 30, 2021. We are required to pay a commitment fee of 0.30% per annum on the undrawn portion available under the Revolving Facility, and variable fees on outstanding letters of credit.

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

Total interest expense, including commitment fees and unused line fees, for the three and nine months ended September 30, 2021 was $0.3 million and $0.9 million, respectively, and none and $0.2 million for the three and nine months ended September 30, 2020, respectively. In conjunction with closing the Credit Agreement in 2020, we incurred issuance costs of $0.1 million which were deferred and will be amortized over the three-year term. Unamortized debt issuance costs totaled $0.1 million and $0.1 million as of September 30, 2021 and December 31, 2020, respectively. Amortization expense totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. The Company recognized no amortization expense for the three and nine months ended September 30, 2020.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of September 30, 2021 compared to those discussed as of December 31, 2020 in the Prospectus filed with the SEC on April 15, 2021 pursuant to Rule 424(b)(4) under the Securities Act.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2021, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Unregistered Sales of Equity Securities

None.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
2.1*	Asset Purchase Agreement, dated September 10, 2021, among Alkami Technology, Inc., MK Decisioning Systems, LLC., and individuals named therein	8-K	001-40321	2.1	9/13/2021
3.1	Amended and Restated Certificate of Incorporation of Alkami Technology, Inc.	8-K	001-40321	3.1	4/16/2021
3.2	Amended and Restated Bylaws of Alkami Technology, Inc.	8-K	001-40321	3.2	4/16/2021
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the SEC or its staff upon its request. Certain confidential portions of this Exhibit, marked by brackets and asterisks ([***]), have been omitted because the confidential omitted information is both (i) not material and (ii) information that the registrant customarily and actually treats as private or confidential.

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

Alkami Technology, Inc.

Date:	November 4, 2021	By:	/s/ Michael Hansen
Michael Hansen
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)