Form 10-K
period 2021-12-31
ALKAMI TECHNOLOGY, INC.
filed 2022-02-25
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $972.7 million.
The number of shares of registrant’s common stock outstanding as of February 18, 2022 was 90,221,109.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders scheduled to be held on May 18, 2022, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control including the recent COVID-19 pandemic and the associated effort to limit its spread. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1. Business.

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

We founded Alkami to help level the playing field for FIs. Our vision was to create a platform that combined premium technology and fintech solutions in one integrated ecosystem, delivered as a SaaS solution and providing our clients’ customers with a single point of access to all things digital. We invested significant resources to build a technology stack that prioritized innovation velocity and speed-to-market given the importance of product depth and functionality in winning and retaining clients. In October 2020, we acquired ACH Alert, LLC (“ACH Alert”) to pursue adjacent product opportunities, such as fraud prevention and to expand our addressable market. In addition, in September 2021, we acquired MK Decisioning Systems, LLC (“MK”) a technology platform for digital account opening, credit card and loan origination solutions.

Our domain expertise in retail and business banking has enabled us to develop a suite of products tailored to address key challenges faced by FIs. The key differentiators of the Alkami Platform include:

•User experience: Personalized and seamless digital experience across user interaction points, including desktop, mobile, chat and SMS, establishing durable connections between FIs and their customers.

•Integrations: Scalability and extensibility driven by 230 real-time integrations to back office systems and third-party fintech solutions as of December 31, 2021, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content and other areas of monetization.

The Alkami Platform offers an end-to-end set of digital banking software products. Our typical relationship with an FI begins with a set of core functional components, which can extend over time to include a rounded suite of products across account opening and loan origination, card experience, client service, extensibility, financial wellness, security and fraud protection, marketing and analytics and money movement. Due to our architecture, adding products through our single code base is fast, simple and cost-effective, and we expect product penetration to continue to increase as we broaden our product suite. As of December 31, 2021, our client base, on average, used 10 of our 30 offered products. Our 2021 client cohort, however, has contracted for 16 of our offered products, on average.

Our target clients vary in size, generally ranging from approximately $500 million to $100 billion in assets and from approximately 10,000 to 2 million digital banking users. We had 177, 151 and 118 FIs as Alkami Platform clients as of December 31, 2021, 2020, and 2019, respectively.

We primarily go to market through an internal sales force. Given the long-term nature of our contracts, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our revenues almost entirely from multi-year contracts for the Alkami platform that had an average contract life since inception of 70 months as of December 31, 2021. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement. Our ability to grow revenues through deeper client customer penetration and cross-sell allowed us to deliver a net dollar revenue retention rate of 115% as of December 31, 2021, 117% as of December 31, 2020, and 114% as of December 31, 2019.

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

We had 12.4 million, 9.7 million, and 7.2 million live registered users as of December 31, 2021, 2020, and 2019, respectively, representing a growth rate for one of our key revenue drivers of 27.6% from 2020 to 2021 and 34.9% from 2019 to 2020. Our total revenues were $152.2 million, $112.1 million, and $73.5 million for 2021, 2020, and 2019, representing growth rates of 35.7% from 2020 to 2021 and 52.5% from 2019 to 2020. SaaS subscription services, as further described below, represented 94.4%, 93.7%, and 91.5% of total revenues for 2021, 2020, and 2019. We incurred net losses of $46.8 million, $51.4 million, and $41.9 million for 2021, 2020, and 2019, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Our Industry

The United States banking industry is massive, with $24 trillion in assets on the balance sheets of over 10,000 FIs as of December 31, 2020, according to call report data published by the Federal Financial Institutions Examinations Council (“FFIEC”) and the National Credit Union Administration (“NCUA”). These FIs range from megabanks, which collectively held approximately $9 trillion, or 37% of FI assets in the United States, as of December 31, 2020 to significantly smaller local community banks and affinity credit unions. The United States banking industry generated over $1.2 trillion in revenues in 2020, according to S&P Global Market Intelligence, highlighting a significant market opportunity that drives intense competition and a magnitude of economic importance which requires considerable regulation, both locally and nationally.

However, banking is not a static industry, and over the last several decades technology has emerged as a differentiating factor among FIs, driving market share gains, operational efficiencies and improved regulatory compliance. While technology is involved in almost every function a bank performs, we typically see FIs’ technology spend increase in response to, or in preparation for, the following trends:

•Heightened user expectations: The digitization of everything from taxis, to food delivery, to commerce has conditioned consumers and businesses to maintain heightened user experience expectations that extend to financial services, particularly when it relates to everyday financial services such as banking services. Previously inconceivable, account opening, loan origination (and disbursement) and money transfers can now be executed within a matter of minutes, elevating digital user experience beyond branch location as the premier point of differentiation for our clients’ customers’ service and satisfaction.

•Increasingly digital competitive landscape: The competitive landscape within banking in the United States and globally is shifting. On one hand, the megabanks continue to invest substantially in absolute terms to provide technology services to U.S. banking customers. On the other hand, a fragmented and emerging group of technology platforms and challenger banks are redefining what it means to be a bank, embedding basic banking services, such as checking accounts, within elegant user experiences and attracting tens of millions of registered users, all without a single physical branch. Each market trend is accelerating with the disappearance of geographical boundaries. As banking digitizes, the importance of a physical footprint and local presence is reduced, introducing regional and national competition to even the most insulated local markets.

•Regulatory environment: Banking regulation is continuously evolving and it is the responsibility of FIs to create an internal control environment capable of ensuring compliance with a framework of local, national and international rules. Emerging technologies are increasingly built to perform routinized tasks associated with this function, freeing up resources to be reinvested in growth.

•Importance of efficiency: The recent low interest rate environment, which began as a monetary stimulus measure during the 2008–2009 global financial crisis, has put immense pressure on FI earnings, notably interest income spreads that FIs earn between taking deposits and providing loans. This has forced FIs to seek additional revenue streams, often in the form of fee income from payments processing and other non-credit products. This has also forced FIs to seek opportunities to streamline operations, in many cases automating historically manual and labor-intensive tasks with the benefit of process improvement at a markedly lower cost.

The heightened focus on technology and security in addressing the evolution of the banking industry has driven massive spend. While technology spend in banking is distributed across functions, we believe the following technology trends to be most impactful to the industry:

•Shift to mobile: Mobile is quickly redefining both retail and business banking. Today, a consumer or business can open a bank account almost instantly and take out a loan or transfer money from a mobile device. These rapid advances are contributing to a substantial decline in bank physical branch traffic and a shift to digital banking platforms like Alkami’s as an FI’s primary channel of customer interaction.

•Shift to the cloud: Today, many of the pillars serving as key differentiators across industries, including banking, stem from the benefits of cloud hosting and computing. Cloud-based, multi-tenant infrastructures that are securely delivered enable technology providers to broadly distribute capabilities historically reserved only for the best resourced. Premier technology architectures can also leverage data that can be collected into a warehouse and quickly synthesized for consumption by clients in the service of their customers. Finally, single-, low- and no-code architectures allow near same-day adaptability to evolving consumer needs or economic challenges.

•Proliferation of powerful, best-of-breed technology solutions: Advances and investment in financial technology have led to a disaggregated network of point solutions designed to improve upon discrete tasks historically executed through a single vendor, enabling FIs to select the products that best fit their objectives, scale and budget. This proliferation of powerful technology solutions has served to reduce barriers to entry for providers of point solutions, encouraging innovation and underscoring the value of integration layers.

•Increasing complexity of banking information technology architectures: Due to the proliferation of financial-related products and technology solutions, the information technology taxonomy of FIs is becoming increasingly complex. Integration challenges of the past required connections to a small number of back office systems and point solutions. Today, connections are required to dozens of third parties and many core and back office systems. This complexity is magnified with many of the point solutions and core systems operating as single tenant models. Integrating user experiences across desktop, mobile and SMS platforms with proliferating point solutions and a myriad of core and back office systems is overly burdensome to most FIs. Consequently, the industry highly values platforms that mitigate much of this complexity with modern architectures that enable real-time integrations to all constituents of the digital banking ecosystem.

•Focus on security: The increasingly interconnected and digital nature of finance renders FIs particularly vulnerable to cybersecurity attacks given the attractive nature of FIs as protectors of both capital and personal information. The modern bank robber is armed with no more than a computer and can attack from anywhere in the world, and consequently, FIs are constantly under threat. For this reason, FIs are making substantial technology investments in cybersecurity and security more broadly.

FIs take varying approaches to technological evolution, partially driven by philosophy, but predominantly driven by resources that are available to them. The largest FIs have the financial flexibility to make significant investments; the four largest banks based on asset size, as reported by S&P Global Market Intelligence, in the United States spent a combined $26 billion on technology in 2020, reflecting their commitment to protect and extend leadership through technology.

The vast majority of remaining FIs do not have the financial resources to match the technology advantage of megabanks. However, these FIs also have no choice but to keep up with the general pace of innovation given the alternative of losing market share to these large competitors, reinforcing the critical nature of third-party digital platforms in helping them overcome the limitations of finite discretionary budgets and resources. This is the essence of our value proposition and market opportunity.

Our Platform and Ecosystem

The Alkami Platform is a multi-tenant, single code base, continuous delivery platform powered by a true cloud infrastructure. Our platform integrates with core system providers and other third-party fintech providers, and acts as the primary interaction point among consumers, businesses and FIs. The primary benefit of this model is to reduce the inefficiencies of traditional point-to-point integration strategies, instead offering a single point of integration allowing our clients’ customers to navigate seamlessly across channels. We believe this is critical to FIs as their models shift from physical to digital, enabling the creation of a digital community in the image of their broader brands and aligned with their strategic objectives.

The Alkami Platform maintains 230 integrations to more than 1,000 endpoints, as of December 31, 2021. Our third-party partnerships and integrations are a crucial element of the Alkami Platform, enabling FIs to choose from, and connect with, a broad array of third-party service providers essential to the curation of a customized digital experience. This depth of product configurability and optionality is made possible by the software adapters we have built to standardize access to solutions offered by third-party vendors.

The Alkami Value Proposition

We have grown rapidly since 2009 by understanding our clients’ objectives and pain points, including adding nearly 5.2 million live registered users from December 31, 2019 to December 31, 2021. We have designed our solutions to improve our clients’ ability to achieve their core objectives, including new client growth, customer engagement, increasing and holding deposits, making loans, facilitating money movement and lowering overall operating costs. Importantly, we make our clients more competitive against the megabanks, challenger banks and other technology-enabled competitors.

The technology that powers our platform is foundational to our success and ability to deliver a distinct value proposition to our clients, characterized by the following:

•Premier user experience: The Alkami Platform enables our clients to leverage technology to deliver a premier user experience. The experience we build, and that our clients deliver, is validated by our clients’ market-leading app ratings, which are, on average, higher than each of our main competitors and reflect the level of customer satisfaction associated with leading technology brands.

•Versatile platform: Our product breadth, depth of integrations, partner network and configurability enable our clients to more precisely match our products to suit the objectives of their digital offering. For our clients, this allows a degree of flexibility that is critical to their pursuit of differentiation without the technical burden and higher cost of custom software. For our business, this approach is tremendously scalable, enabling us to serve larger and smaller institutions alike from a single platform, with a full product suite across both retail and business banking operations.

•Velocity of innovation: Our ability to win and retain clients is a function of consistently striving to offer a platform with products and configurations that exceeds those of our competition. Our multi-tenant architecture, combined with continuous delivery, allows us to implement new and existing features in lockstep with our clients’ evolving needs. Our technological infrastructure provides a speed-to-market advantage which often allows us to remain a step ahead of competitors who operate single-tenant or other legacy architecture.

•Fraud mitigation: Our clients seek to achieve a balance between convenience and safety that is required in a digital banking solution. Biometric and multi-factor authentication, combined with machine learning wrapped in a leading user experience, creates a more secure user experience. Platform security capabilities such as card management and true real-time alerts further help to mitigate fraud and develop a relationship of trust between our clients and their customers.

The Alkami Platform delivers tangible results to clients, including increased registered user growth, increased product usage, operational efficiencies and customer retention.

Our Growth Strategies

We intend to continue to invest to grow our business and expand our addressable market by applying the following strategies:

•Deepen existing client relationships: We expect to continue to deepen our existing client relationships, increasing both the number of registered users and the number of products per client:

◦Cross-sell: We continue to broaden our product set to address the needs of our client base. We offered nine products when we launched Alkami Business Banking in 2015, and as of December 31, 2021, 30 products were available through the Alkami Platform and our clients had purchased an average of ten products from us. We expect cross-sell to continue to contribute meaningfully to our growth.

◦Customer penetration: While we recently achieved nearly 12.4 million live registered digital banking users (“registered users”), we estimate this only represents 72% of our clients’ total customers as of December 31, 2021. We believe we have a substantial opportunity to grow our registered user base within our existing clients as we continue to enhance our value proposition and more consumers adopt digital banking solutions.

•Win new clients: We believe the market remains underserved by legacy solutions, which will allow us to continue to gain market share. We are increasingly winning FIs with more sophisticated needs as we grow our market presence and product capabilities. As compared to the 2019 client cohort, our 2021 client cohort, on average, has more registered users, has longer contract lengths and utilizes more products.

•Broaden and enhance product suite: We intend to invest to continue to enhance our product suite. In 2021 and 2020, we spent 32.1% and 35.9%, respectively, of revenues on research and development, underlining our commitment to ongoing innovation. This includes maintaining awareness of the evolving needs of our clients and designing products accordingly, both on a proprietary basis and in collaboration with our platform partner network.

•Select acquisitions: We intend to selectively pursue acquisitions and other strategic transactions that accelerate our strategic objectives. Our acquisition of ACH Alert, which was completed in October 2020, brought an additional fraud prevention tool to our product suite while also providing access to an additional 95 clients that were either live or under contract with ACH Alert at the time of the acquisition. In September 2021, we acquired MK Decisioning Systems, LLC (“MK”), an early-stage technology platform for digital deposit account opening, credit card and loan origination solutions, which added deeper digital account opening and loan origination capabilities to our platform while also providing access to an additional 25 live clients at the time of the acquisition.

Our Solution

The Alkami Platform provides FIs with a complete digital banking solution designed to facilitate and meet the needs of both retail and business users. We deliver our platform through a purpose-built, true cloud SaaS solution, enabling our clients to avoid costly and disruptive system-wide maintenance windows as well as testing projects during upgrades, which is typical of single-tenant platform solutions that are currently prevalent in large parts of the industry.

Our clients choose the Alkami Platform to:

•Onboard new registered users efficiently.

•Engage registered users with self-service functions, proactive alerting and financial insights.

•Grow revenues and registered users through new product and service offerings.

•Guard registered user data and interactions to mitigate fraud.

The Alkami Platform

Complete Digital Banking Solution

Cloud Hosted (AWS)
Multi-tenant Architecture
Single Code Base
Continuous Software Delivery
Consumer & Business Banking
SDKs APIs
UX
Core Integrations
Data Management Platform
Security
Onboard
Engage
Grow
Guard
Account Opening & Loan Origination
Card Experience
Client Service
Extensibility
Financial Wellness
Security & Fraud Protection
Marketing & Analytics
Money Movement
30 Products to Tailor Experience

We deliver this value proposition through the following eight product categories, encompassing 30 products and 230 integrations as of December 31, 2021:

•Account Opening & Loan Origination: Allows our clients’ customers to create and manage deposit accounts, including checking, savings, CD and Money Market accounts. This offering enhances many of our clients’ digital platforms and gives them the opportunity to digitize and replace many of the processes which formerly required a physical branch visit. We recently enhanced this product category through our acquisition of MK in the third quarter of 2021, which added the ability to offer new customer account opening for deposit accounts as well as loan origination for personal and business credit cards and personal loans.

•Card Experience: Includes features that allow for cardholder alerts and control preferences as well as card account maintenance features for self-service.

•Client Service: Includes a suite of products digitizing and streamlining communications around largely administrative functions. Products range from basic SMS and push notification capabilities to digital authentication and chat and conversational tools, both digitally as well as by human interaction.

•Extensibility: Allows for platform extension without sacrificing continuous integration and delivery of the underlying Alkami Platform. This includes our SDK and application program interfaces (“APIs”).

•Financial Wellness: Aggregates and synthesizes information that client customers need in order to make informed financial decisions. This includes basic account aggregation, credit score monitoring, transaction data enrichment and access to third-party financial management products. Users are able to make healthier financial decisions, while our FIs gain valuable insights, enabling them to drive targeted marketing and product origination.

•Security & Fraud Protection: Includes risk-based multi-factor authentication and suspicious transaction monitoring as well as multi-channel payment fraud prevention and information reporting tools. We recently enhanced this product category through our acquisition of ACH Alert in the fourth quarter of 2020.

•Marketing & Analytics: Enables our clients to build internal analytical tools and enables clients to deliver tailored, relevant and timely content via targeted marketing campaigns and educational outreaches to their customers.

•Money Movement: Includes fully integrated money movement tools to increase deposits and drive consistent user engagement. While most competitors currently provide third-party products via an intrusive, off-brand, sign-on screen, the Alkami Platform seamlessly integrates third-party services into a consistent digital banking experience that is portable across multiple user interfaces.

Our Technology and Architecture

Our platform is true cloud and entirely hosted and delivered on AWS. The benefits of this infrastructure include resiliency, reliability and increased security; we achieved an average of 99.94% uptime in the year ended December 31, 2021. True cloud infrastructure is also remarkably scalable, allowing us to pursue our growth objectives without technological limitation.

Our technology is predominantly differentiated by the speed-to-market with which we can deliver innovation on the back of a true cloud infrastructure with the combination of the following architectural pillars:

•Multi-Tenant Architecture: We built our platform from the ground up as multi-tenant. This enables our clients to share in economies of scale enjoyed by large FIs, optimizing for speed, efficiency, reliability and increased security. Importantly, this model also enables us to avoid a growth tax, or additional resource burdens arising from high growth upon a single-tenant platform. New clients can be efficiently on-boarded, new client customers can be seamlessly added and product upgrades and updates can be delivered quickly.

•Single Code Base: Our single code base is built upon a microservices architecture that leverages our multi-tenant model, compounding the efficiency of our infrastructure and software development lifecycle, regardless of the size, structure or complexity of the client. By maintaining a single code base, we are able to quickly and continuously deploy new code to our entire client base, supporting many platform releases per year. With a microservices architecture, we can support zero-downtime deployments, reduced testing complexity, automation and extensibility.

•Continuous Delivery Model: The combination of a multi-tenant architecture and single code base is made more powerful when combined with continuous software delivery, enabling us to update our entire client base at frequent intervals. This speed and execution enables our clients to confidently grow and compete with many of the most technologically advanced FIs in the world.

We synchronize, typically in real-time, the systems and modules into which we integrate while also accumulating a data warehouse that can be synthesized into actionable insights and business intelligence. FIs need access to accurate and complete data. These timely insights extend across administration, marketing and strategy, informing decision-making for FIs and increasing user stickiness. For instance, our clients can identify users with a credit card or loan from another FI and market targeted, competing products to these users. This granular level of insight allows Alkami clients to digitally and systematically drive growth through smarter marketing and forecasting.

The vast majority of our technology is invisible to our clients’ customers; however, our premier user experience delivered in partnership with our clients is highly visible. This includes an ease of use and seamlessness that begins with on-boarding, and extends through general usage, such as balance inquiries, moving money, monitoring credit, managing cards and executing transactions such as deposits, loans and payments. Across our clients’ customer base, the average registered user logged onto the digital application three to four times per week, in 2021, providing our clients more opportunities to engage with their customers than a physical branch-based relationship, further highlighting the motivation for our clients to promote client customer digital adoption.

Our security infrastructure combines security and services from AWS with our own security protocols and integrations. This includes network traffic inspection, endpoint detection and response and automated patching and encryption of data, both at rest and in transit. In a world where our clients receive hundreds of millions of access requests per month from unverified sources, our security infrastructure is a key element of our value proposition, particularly against new entrants.

While our products and solutions are highly configurable, in certain instances our clients will request custom development and other professional services which we provide. These are generally one-time in nature and involve unique, non-standard features, functions or integrations that are not as broadly desired across our client base.

Our Clients

As of December 31, 2021, we served 325 clients, of which 177 are FI clients of the Alkami Platform, including community, regional and super-regional credit unions and banks across both retail and business banking. Our original product suite was retail focused. As we enhanced our product suite to include greater depth of functionality for business banking in particular, we significantly expanded our addressable market as FIs increasingly seek a single digital banking platform for all their retail and business banking needs.

Our target client base includes the top 2,000 FIs by assets, with the exception of the megabanks. We focus on this subsection of the broader market because we view this base as offering the greatest potential lifetime value, considering the cost and resources to acquire and service the relationship. Unlike the long tail of very small institutions, this target client base is also far more likely to grow organically and through acquisition.

Our typical FI relationship begins with a subset of the Alkami Platform as part of a SaaS subscription contract, and we had an average contract life since our inception of approximately 70 months as of December 31, 2021. Over the course of a client relationship, we seek to expand the number of products our clients embed within their digital experience as well as the digital penetration of the clients’ customer base.

No single client represented more than 5% of our total revenues in the year ended December 31, 2021.

Sales and Marketing

Our sales team includes representatives focused on new platform sales, a cross-sell team and client success managers. This team is responsible for outbound lead generation, driving new business and helping to manage account relationships and renewals, further driving adoption of our solution within and across lines of business. These teams maintain close relationships with existing clients and act as advisors to each FI to help identify and understand their unique needs, challenges, goals and opportunities.

In 2019, we created a dedicated team for driving additional adoption of products within existing clients. In addition to identifying opportunities to extend our relationship with clients within the current product suite, this cross-sell team is also responsible for identifying and addressing pain points with our existing solution and sourcing new ideas for additional product capabilities, whether developed internally or through partnership. Cross-sell contributed 23.9% of total contract value (“TCV”) in 2021, compared to 17.0% in 2020, highlighting our significant continued opportunity to grow within our existing client base.

Our client success team is responsible for nurturing relationships holistically throughout the duration of the contract, ensuring that we understand their needs in real time and that our clients are deriving maximum value from the Alkami Platform. Importantly, this team supports retention and deepens the relationship with the client, providing us with the best opportunity to renew clients upon contract expiration, often coupled with an extension of the relationship to additional products.

Our marketing team oversees all aspects of the Alkami brand including public relations, digital marketing, social media, product marketing, graphic design, conferences and events. Our marketing efforts are focused on promoting direct sales, inbound lead generation and brand building. We leverage online and offline marketing channels through digital marketing, account-based marketing, social media, and events, among other tactics.

Intellectual Property

We rely on a combination of patent, trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. In addition to the intellectual property that we own, we license certain third-party technologies and intellectual property, which are integrated into some of our solutions.

The efforts we have taken to protect our intellectual property rights may not be sufficient or effective. It may be possible for other parties to copy or otherwise obtain and use the content of our solutions or other technology without authorization. Failure to protect our intellectual property or proprietary rights adequately could significantly harm our competitive position and business, financial condition and results of operations. See “Risk Factors—Risks Relating to Our Intellectual Property, Software and Third-Party Licenses—Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.”

In addition, third parties may initiate litigation against us alleging infringement, misappropriation or other violation of their proprietary rights or declaring their non-infringement of our intellectual property rights. Companies in the internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may in the future, receive notices that claim we have misappropriated or misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks that cover significant aspects of our solutions. Any intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages and could result in our having to stop using solutions found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing solutions, which could require significant effort and expense and which we may not be able to perform efficiently or at all. If we cannot license the intellectual property at issue or develop non-infringing solutions for any allegedly infringing aspect of our business, we may be unable to compete effectively. See “Risk Factors—Risks Relating to Our Intellectual Property, Software and Third-Party Licenses—Claims by others that we infringe, misappropriate or otherwise violate their proprietary technology or other rights could have a material and adverse effect on our business, financial condition and results of operations.”

Our Competition

The market for digital solutions for financial services providers is highly competitive. We compete with new and established point solution vendors and core processing vendors, as well as internally developed solutions. We believe that the comprehensive integration among our solution offerings and our clients’ internal and third-party systems, combined with our deep industry expertise, including our domain expertise in retail and business banking, reputation for consistent, high-quality client support, pace at which we bring innovation to market, and unified cloud-based digital banking and SaaS solutions distinguish us from the competition.

With respect to our digital banking platform, we compete against a number of companies, including NCR Corporation, Q2 Holdings, Inc. and Temenos AG in the online, consumer and small business banking space. We also compete with core processing vendors that also provide digital banking solutions such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc.

Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive client bases and broader client relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors spend more funds on research and development.

Although we compete with digital banking vendors and core processing vendors, we also partner with some of these vendors for certain data and services utilized in our solutions and receive referrals from them. In addition, certain of our clients have or can obtain the ability to create their own in-house systems, and while many of these systems have difficulties scaling and providing an integrated platform, we still face challenges displacing in-house systems and retaining clients that choose to develop an in-house system.

We believe the principal competitive factors for our solutions in the financial services markets we serve include the following:

•alignment with the missions of our clients;
•ability to provide a single platform for our clients’ consumer and commercial customers;
•full-feature functionality across digital channels;
•ability to integrate targeted offers for client customers across digital channels;
•ability to support FIs in acquiring deposits with open API technologies;
•SaaS delivery and pricing model;
•ability to support both internal and external developers to quickly integrate with third-party applications and systems utilizing a software development kit;
•design of the client customer experience, including modern, intuitive and touch-centric features;
•configurability and branding capabilities for clients;
•familiarity of workflows and terminology and feature-on-demand functionality;
•integrated multi-layered security and compliance of solutions with regulatory requirements;
•quality of implementation, integration and support services;
•domain expertise and innovation in financial services technology;
•price of solutions;
•ability to innovate and respond to client needs rapidly; and
•rate of development, deployment and enhancement of solutions.

We believe that we compete favorably with respect to these factors within the markets we serve, but we expect competition to continue and increase as existing competitors continue to evolve their offerings and as new companies enter our market. To remain competitive, we believe we must continue to invest in research and development, sales and marketing, client support and our business operations generally.

Human Capital Resources

As of December 31, 2021, we had 667 employees. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.

Since our inception, our culture has been distinguished by how we think, act and interact, and is foundational to fulfilling our mission and vision. Our culture is expressed by our six Essential Culture Compounds: Optimistic Perseverance, Courageous Innovation, Caring Collaboration, Transparent Communication, Trusted Accountability and Real Fun!

We regularly conduct employee surveys to better understand the level of employee engagement and the effectiveness of our programs and initiatives. We believe the review of this feedback has served to help us promote and improve our culture across our organization and has led us to create, implement or enhance a host of programs and initiatives:

•embracing remote work and enabling our employees to do their best work from anywhere in the United States allowing them to balance their work obligations with their personal lives;
•learning and development programs that are designed to invest in the professional growth and continuous learning of employees and to cultivate leadership talent;
•performance feedback and talent review programs designed to assess and identify areas for continued learning and training opportunities for employees and a succession bench for critical roles;
•wellness, benefits and flexible time-off programs designed to assist employees and their families with maintaining physical and emotional wellbeing, while balancing the demands of being part of a high-growth company;
•internship and cohort programs that seek to identify and attract diverse talent and offer opportunities for professional learning and potential future employment opportunities with Alkami;
•employee committees focused on embracing our culture, diversity and inclusion; and
•charitable causes to help create opportunities for employees to join together to make a difference in the workplace and local communities.

We have received third-party recognition for our employee engagement. In 2021, for instance, we were recognized as a "Best Place to Work in Financial Technology," "Best and Brightest Companies to Work For in Dallas" and a "Best and Brightest Companies to Work For in the Nation" by the Best and Brightest Companies to Work For program.

Government Regulation

We are a technology service provider to FIs in the United States that are subject to regulation, supervision and examination by a number of regulatory agencies, including the Office of the Comptroller of the Currency (the “OCC”), the NCUA, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and other federal or state agencies that regulate or supervise FIs in the United States.

We may be subject to periodic examination by banking regulators under federal, state and other laws that apply to us as a result of the services we provide to FIs and other entities they regulate. In particular, under the Bank Service Company Act, the OCC, the Federal Reserve and the FDIC have, as part of their safety and soundness mandate, statutory authority to supervise third-party service providers, like us, that enter into outsourcing agreements with FIs under their respective jurisdictions. In addition, while we are not currently under examination by the FFIEC, a formal interagency body empowered to prescribe uniform principles, standards and report forms for the examination of FIs, to make recommendations to promote uniformity in the supervision of FIs and to directly administer, coordinate, oversee and implement a supervisory program, known as the Multi-Regional Data Processing Services program, for the supervision and examination of the largest, systemically important third-party service providers to FIs, it is possible that we may become subject to FFIEC examination at some point in the future. FFIEC examinations of service providers to FIs may occur on a rotating basis and cover a wide variety of subjects, including management, acquisition and development activities, support and delivery, cybersecurity, information technology (“IT”) audits and our disaster preparedness and business recovery planning. The federal banking regulators that make up the FFIEC have broad supervisory authority to remedy any shortcomings identified in an examination and, following any examination of us by the FFIEC, our FI clients may request an executive summary of the examination through their lead examination agency.

We are also currently registered as a credit union service organization (“CUSO”), although our status as a CUSO may be subject to change in the future. As a CUSO, while we are not regulated by the NCUA, we are subject to disclosure, annual reporting and other requirements imposed by the NCUA.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) granted the Consumer Financial Protection Bureau (the “CFPB”) authority to promulgate rules and interpret certain federal consumer financial protection laws, some of which apply to the solutions we offer to our clients. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to an FI offering consumer financial products and services.

Our clients and prospects are subject to extensive and complex regulations and oversight by federal, state and other regulatory authorities. These laws and regulations are constantly evolving, increasing in number and affect the conduct of our clients’ operations and, as a result, our business. Our solutions must enable our clients to comply with applicable legal and regulatory requirements, including, without limitation, those under the following laws and regulations:

•the Dodd-Frank Act;
•the Electronic Funds Transfer Act and Regulation E;
•the Electronic Signatures in Global and National Commerce Act;
•usury laws;
•the Gramm-Leach-Bliley Act;
•the Fair Credit Reporting Act;
•laws and regulations against unfair, deceptive or abusive acts or practices;
•the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act (“CPRA”) and other federal, state and international data privacy, security and protection laws and regulations;
•the Privacy of Consumer Financial Information regulations;
•the Bank Secrecy Act and the USA PATRIOT Act of 2001;
•the FFIEC IT Handbook and related booklets, statements and guidance, including the Guidance on Supervision of Technology Services Providers and the Guidance on Outsourcing Technology Services promulgated by the FFIEC;
•the OCC’s “Third-Party Relationships: Risk Management Guidance”;
•the NCUA’s Guidelines for Safekeeping of Member Information;
•the Federal Credit Union Act; and
•other federal, state and international laws and regulations.

The compliance of our solutions with these requirements depends on a variety of factors, including the functionality and design of our solutions, the classification of our clients, and the manner in which our clients and their customers utilize our solutions. In order to comply with our obligations under these laws, we are required to implement operating policies and procedures to protect the privacy and security of our clients’ and their customers’ information and to undergo periodic audits and examinations.

Privacy and Information Safeguard Laws

In the ordinary course of our business, we and our clients using our solutions access, collect, store, use transmit and otherwise process certain types of data, including personal information (“PI”), which subjects us and our clients to certain privacy and information security laws in the United States and internationally, including, for example, the CCPA, the CPRA and other state privacy regulations, and other laws, rules and regulations designed to regulate consumer information and data privacy, security and protection, and mitigate identity theft. These laws impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of PI, and require that financial services providers have in place policies regarding information privacy and security. In addition, under certain of these laws, we must provide notice to consumers of our policies and practices for sharing PI with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their PI and disclosure of it to third parties. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected individuals in the event of a data or security breach or compromise, including when their PI has or may have been accessed by an unauthorized person. These laws may also require us to notify relevant law enforcement, regulators or consumer reporting agencies in the event of a data breach. Some laws may also impose physical and electronic security requirements regarding the safeguarding of PI. In order to comply with the privacy and information security laws, we have confidentiality and information security standards and procedures in place for our business activities and our third-party vendors and service providers. Privacy and information security laws evolve regularly, and complying with these various laws, rules, regulations and standards, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs that are likely to increase over time, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges, change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered. See “Risk Factors—Risks Relating to Cybersecurity or Data Privacy—Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. and foreign laws, regulations and industry standards related to data privacy, security and protection could limit the use and adoption of the Alkami Platform and materially and adversely affect our business, financial condition and results of operations.”

Available Information

Our website address is www.alkami.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after filing with, or furnishing to, the Securities and Exchange Commission (“SEC”). Information contained in our website does not constitute a part of this report or our other filings with the SEC. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

RISK FACTOR SUMMARY

Our business, prospects, financial condition, operating results and the trading price of our common stock could be materially adversely affected by a variety of risks and uncertainties, including those described below, as well as other risks not currently known to us or that are currently considered immaterial. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our principal risks include risks associated with:

•our ability to manage our rapid growth;
•our ability to attract new clients and retain and broaden our existing clients’ use of our solutions;
•our ability to maintain, protect and enhance our brand;
•our ability to predict the long-term rate of client subscription renewals or adoption of our solutions;
•the unpredictable and time-consuming nature of our sales cycles;
•our integration with and reliance on third-party software, content and services;
•defects, errors or performance problems associated with our solutions;
•retaining our management team and key employees and recruiting and retaining new employees;
•managing the increased complexity of our solutions and a higher volume of implementations;
•providing client support;
•mergers and acquisitions;
•intense competition in the markets we serve;
•our focus and reliance on the financial services industry as the source of our revenue;
•evolving technological requirements and changes and additions to our solution offerings;
•regulations applicable to us, our clients and our solutions;
•security breaches or other compromises of our security measures or those of third parties upon which we rely;
•increased privacy concerns and our processing and use of the personal information of end users;
•protecting our intellectual property rights and defending ourselves against claims that we are misappropriating the intellectual property rights of others;
•open-source software in our solutions;
•protecting our intellectual property rights and defending ourselves against claims that we are misappropriating the intellectual property rights of others;
•litigation or threats of litigation;
•the fluctuation of our quarterly and annual results of operations relative to our expectations and guidance;
•the way we recognize revenue, which has the effect of delaying changes in the subscriptions for our solutions from being reflected in our operating results;
•changes in financial accounting standards or practices;
•our limited operating history, our history of operating losses and our ability to use our net operating loss (“NOL”) carryforwards;
•our ability to raise sufficient capital and the resulting dilution and the terms of our credit agreements;
•stock price volatility and no intention to pay dividends;
•maintaining proper and effective internal controls;
•expenses and administrative burdens as a public company; and
•anti-takeover provisions in our charter documents and Delaware law.

Risks Relating to Our Business

Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems and processes, our business, financial condition and results of operations may be adversely affected.

We have experienced rapid growth in our headcount and operations and expect to continue to experience rapid growth in the future. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage our employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain client and brand satisfaction.

As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage any future growth effectively could result in increased costs, negatively affect our clients’ satisfaction with our offerings and harm our results of operations. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, financial condition and results of operations could be harmed.

Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which would negatively affect our brand, operating results and overall business. We may not be able to sustain the diversity and pace of improvements to our offerings successfully or implement systems, processes and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenues and expenses accurately.

If we are unable to attract new clients, continue to broaden our existing clients’ use of our solutions or develop and maintain resale agreements, our business, financial condition and results of operations could be materially and adversely affected.

To increase our revenues, we will need to continue to attract new clients and succeed in having our current clients expand the use of our solutions across their institutions. In addition, for us to maintain or improve our results of operations, it is important that our clients renew their subscriptions with us on similar or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including client spending levels, client dissatisfaction with our solutions, decreases in the number of client customers, changes in the type and size of our clients, pricing changes, competitive conditions, the loss of our clients to other competitors and general economic conditions. We cannot assure you that our current clients will renew or expand their use of our solutions. If we are unable to attract new clients or retain or attract new business from current clients, our business, financial condition and results of operations may be materially and adversely affected. The growth of our business also depends on our ability to develop and maintain resale agreements for third-party solutions through our digital banking platform agreements. If we are unable to develop and maintain resale agreements, our business, financial condition and results of operations may be materially and adversely affected.

Growth of our business will depend on a strong brand and any failure to maintain, protect and enhance our brand could hurt our ability to retain or expand our base of clients.

We believe that a strong brand is necessary to continue to attract and retain clients. We need to maintain, protect and enhance our brand in order to expand our base of clients. This will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable services that continue to meet the needs of our clients at competitive prices, our ability to maintain our clients’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our services and platform capabilities from competitive products and services, which we may not be able to do effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. Our brand promotion activities may not generate customer awareness or yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our brand. If we are unable to maintain or enhance client awareness in a cost-effective manner, our brand and our business, financial condition and results of operations could be materially and adversely affected.

Our corporate reputation is susceptible to damage by actions or statements made by adversaries in legal proceedings, current or former employees or clients, competitors and vendors, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our employee recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us and materially and adversely affect our business, financial condition and results of operations.

We may not accurately predict the long-term rate of client subscription renewals or adoption of our solutions, or any resulting impact on our revenues or results of operations.

We have limited historical data with respect to rates of client subscription renewals and cannot be certain of anticipated renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including our clients’ satisfaction with our pricing or our solutions or their ability to continue their operations or spending levels. As we sign more contracts, we will generally have an increasing amount of contracts coming up for renewal. If our clients do not renew their subscriptions for our solutions on similar pricing terms, our revenues may decline and it could have a material and adverse effect on our business, financial condition and results of operations.

Additionally, as the markets for our solutions continue to develop, we may be unable to attract new clients based on the same subscription model that we have used historically. Moreover, large or influential FI clients may demand more favorable pricing or other contract terms from us. As a result, in the past we have had, and expect to be required in the future, to change our pricing model, reduce our prices or accept other unfavorable contract terms, any of which could materially and adversely affect our business, financial condition and results of operations.

Our sales cycle can be unpredictable, time-consuming and costly, which could materially and adversely affect our business, financial condition and results of operations.

Our sales process involves educating prospective clients and existing clients about the use, technical capabilities and benefits of our solutions and typically lasts from three to 12 months or longer. Prospective clients often undertake a prolonged evaluation process, which typically involves not only our solutions, but also those of our competitors. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. It is also difficult to predict the level and timing of sales opportunities that come from our referral partners. Events affecting our clients’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and results of operations. As a result of these factors, we may face greater costs, longer sales cycles and less predictability in the future.

We leverage third-party software, content and services for use with our solutions. Performance issues, errors and defects, or failure to successfully integrate or license necessary third-party software, content or services, could cause delays, errors or failures of our solutions, increases in our expenses and reductions in our sales, which could materially and adversely affect our business, financial condition and results of operations.

We use software and content licensed from, and services provided by, a variety of third parties in connection with the operation of our solutions. This includes making our applications available through the Google Play Store and Apple’s App Store (collectively, the “App Stores”). Any performance issues, errors, bugs or defects in third-party software, content or services could result in errors or a failure of our solutions, which could materially and adversely affect our business, financial condition and results of operations. In the future, we might need to license other software, content or services to enhance our solutions and meet evolving client demands and requirements. Any limitations in our ability to use third-party software, content or services, including the App Stores, could significantly increase our expenses and otherwise result in delays, a reduction in functionality or errors or failures of our solutions until equivalent technology or content is either developed by us or, if available, identified, purchased or licensed and integrated into our solutions. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology and our inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and materially and adversely affect our business, financial condition and results of operations.

If we are unable to effectively integrate our solutions with other systems used by our clients, or if there are performance issues with such third-party systems, our solutions will not operate effectively, and our business, financial condition and results of operations could be materially and adversely affected.

The Alkami Platform integrates with other third-party systems used by our clients, including core processing systems. We do not have formal arrangements with many of these third-party providers regarding our access to their application program interfaces to enable these client integrations. If we are unable to effectively integrate with third-party systems, our clients’ operations may be disrupted, which could result in disputes with clients, negatively impact client satisfaction and materially and adversely affect our business, financial condition and results of operations. Additionally, if we are unable to address our clients’ needs or preferences in a timely fashion or further develop and enhance our solutions, or if a client is not satisfied with the quality of work performed by us or with the technical support services rendered, we could incur additional costs to address the situation, and clients’ dissatisfaction with our solutions could damage our ability to maintain or expand our client base. If the software of such third-party providers has performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our solutions, which could significantly harm our reputation. Moreover, any negative publicity related to our solutions, regardless of its accuracy or whether the ultimate cause of any poor performance actually results from our products or from the systems of our clients, may further damage our business by affecting our reputation and may materially and adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations could be materially and adversely affected if our clients are not satisfied with our digital banking solutions or our systems and infrastructure fail to meet their needs.

Our business depends on our ability to satisfy our clients and meet their digital banking needs. Our clients use a variety of network infrastructure, hardware and software, and our digital banking solutions must support the specific configuration of our clients’ existing systems, including in many cases the solutions of third-party providers. Our implementation expenses increase when clients have unexpected data, network infrastructure, hardware or software technology challenges, or complex or unanticipated business or regulatory requirements. In addition, our clients typically require complex acceptance testing related to the implementation of our solutions. Implementation delays may also require us to delay revenue recognition under the related sales agreement longer than expected. Further, because we do not fully control our clients’ implementation schedules, if our clients do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties as a result of expansions of project scope or otherwise, our revenue recognition may be delayed.

Further, any failure of or delays in our systems could cause service interruptions or impaired system performance. Some of our client agreements require us to issue credits for downtime in excess of certain thresholds and in some instances give our clients the ability to terminate their agreements with us in the event of significant amounts of downtime. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing clients, cause us to lose clients, decrease our revenues and lower our renewal rates by existing clients, each of which could materially and adversely affect our business, financial condition and results of operations. In addition, negative publicity resulting from issues related to our client relationships, regardless of accuracy, may adversely affect our ability to attract new clients and maintain and expand our relationships with existing clients.

If the use of our digital banking solutions increases, or if our clients demand more advanced features from our solutions, we will need to devote additional resources to improving our solutions, and we also may need to expand our technical infrastructure at a more rapid pace than we have in the past. This would involve spending substantial amounts to increase our cloud services infrastructure, purchase or lease data center capacity and equipment, upgrade our technology and infrastructure and introduce new or enhanced solutions. It takes a significant amount of time to plan, develop and test changes to our infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. There are inherent risks associated with changing, upgrading, improving and expanding our technical infrastructure. Any failure of our solutions to integrate effectively with future infrastructure and technologies could reduce the demand for our solutions, resulting in client dissatisfaction, which could materially and adversely affect our business, financial condition and results of operations. Also, any expansion of our infrastructure would likely require that we appropriately scale our internal business systems and services organization, including implementation and client support services, to serve our growing client base. If we are unable to respond to these changes or fully and effectively implement them in a cost-effective and timely manner, our service may become ineffective, we may lose clients and our business, financial condition and results of operations could be materially and adversely affected.

We depend on data centers operated by third parties and third-party internet hosting providers, principally Amazon Web Services, and any disruption in the operation of these facilities or access to the internet could adversely affect our business.

We primarily serve our clients from third-party data center hosting facilities provided by Amazon Web Services (“AWS”). We rely upon AWS to operate certain aspects of our solutions, and any disruption of or interference with our use of AWS has in the past and could in the future impair our ability to deliver our solutions to our clients, resulting in client dissatisfaction, damage to our reputation, loss of clients and harm to our business. We have architected our solutions and computer systems to use data processing, storage capabilities and other services provided by AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS could increase our operating costs and materially and adversely affect our business, financial condition and results of operations, and we might not be able to secure service from an alternative provider on similar terms.

Our business requires the ongoing availability and uninterrupted operation of internal and external transaction processing systems and services. Our third-party providers of transaction processing and information technology-related functions are ultimately responsible for maintaining their own network security, disaster recovery and system management procedures, and our review processes for such providers may be insufficient to identify, prevent, or mitigate adverse events. The owners and operators of our current and future hosting facilities do not guarantee that our clients’ access to our solutions will be uninterrupted, error-free or secure. We or our third-party providers have in the past and may in the future experience website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities, and such facilities, as well as our own information technology systems, are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, improper operation, unauthorized entry, data loss, power loss, cybersecurity and ransomware attacks, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, natural disasters or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our clients’ account holders from accessing their accounts online, result in reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities and support.

We also depend on third-party internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or denial of service or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar catastrophic events, we could experience disruption in our ability to offer our solutions and adverse perception of our solutions’ reliability, or we could be required to retain the services of replacement providers, which could increase our operating costs and materially and adversely affect our business, financial condition and results of operations.

Furthermore, prolonged interruption in the availability, or reduction in the speed or other functionality, of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause clients to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business.

Additionally, as our clients may use our products for critical transactions, any errors, defects or other infrastructure problems could result in damage to such clients’ businesses. These clients could seek significant compensation from us for their losses and our insurance policies may be insufficient to cover a claim. Even if unsuccessful, this type of claim may be time consuming and costly for us. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Defects, errors or other performance problems in the Alkami Platform could harm our reputation, result in significant costs to us, impair our ability to sell our solutions and subject us to substantial liability.

The Alkami Platform is complex and may contain defects or errors when implemented or when new functionality is released, as we may modify, enhance, upgrade and implement new systems, procedures and controls to reflect changes in our business, technological advancements and changing industry trends. From time to time we have discovered, and may in the future discover, defects or errors in our solutions. Any performance problems or defects in our solutions could materially and adversely affect our business, financial condition and results of operations. Defects, errors or other similar performance problems or disruptions, whether in connection with day-to-day operations or otherwise, could be costly for us, damage our clients’ businesses, harm our reputation and result in reduced sales or a loss of, or delay in, the market acceptance of our solutions. In addition, if we have any such errors, defects or other performance problems, our clients could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation or adverse publicity, which could materially and adversely affect our business, financial condition and results of operations. Additionally, our software utilizes open-source software and any defects or security vulnerabilities in such open-source software could materially and adversely affect our business, financial condition and results of operations.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, in particular Alex Shootman, our Chief Executive Officer, Stephen Bohanon, our co-founder and Chief Strategy and Product Officer, W. Bryan Hill, our Chief Financial Officer, and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing development professionals because of the complexity of our solutions, including complexity arising as a result of the regulatory requirements that are applicable to our clients and, to a lesser extent, us, and the pace of technology changes impacting our clients. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause; however, our employment agreements with our named executive officers provide for the payment of severance under certain circumstances. We have also entered into employment agreements with our other executive officers which provide for the payment of severance under similar circumstances as in our named executive officers’ employment agreements. The loss of one or more of our key employees could harm our business.

Because competition for key employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our operations and future growth.

Competition for executive officers, software developers and other key employees in our industry is intense. In particular, we compete with many other companies for executive officers, for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals and knowledgeable customer support professionals, and we may not be successful in attracting the professionals we need. We may have difficulty hiring and retaining suitably skilled personnel or expanding our research and development organization. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. In addition, many of our existing employees may exercise vested options and then sell our stock, which may make it more difficult for us to retain key employees. If we fail to attract and retain new employees, our business and future growth prospects could be harmed.

As the number of clients that we serve increases, we may encounter implementation challenges, and we may have to delay revenue recognition for some complex engagements, which could materially and adversely affect our business, financial condition and results of operations.

We may face unexpected challenges related to the complexity of our clients’ integration requirements. Our expenses increase when clients have unexpected data, hardware or software technology challenges, or complex or unanticipated business requirements. In addition, our clients typically require complex acceptance testing related to the implementation of our solutions. Implementation delays may also require us to delay revenue recognition under the related client agreement longer than expected. Further, because we do not fully control our clients’ implementation schedules, if our clients do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties as a result of expansions of project scope or otherwise, our revenue recognition may be delayed. Losses of registered users or any difficulties or delays in implementation processes could cause clients to delay or forego future purchases of our solutions, which could materially and adversely affect our business, financial condition and results of operations.

Shifts over time in the number of account holders and registered users of our solutions, their use of our solutions and our clients’ implementation and client support needs could negatively affect our profit margins.

Our profit margins can vary depending on numerous factors, including the scope and complexity of our implementation efforts, the number of account holders and registered users on our solutions, the type, frequency and volume of their use of our solutions and the level of client support services required by our clients. For example, the third-party service offerings that we resell typically have a much higher cost of revenues than the service offerings that we have internally developed, so any increase in sales of third-party services as a proportion of our subscriptions would have an adverse effect on our overall gross margin and results of operations. If we are unable to increase the number of registered users and the number of transactions they perform on our solutions, the types of FIs that purchase our solutions change or the mix of solutions purchased by our clients changes, our profit margins could decrease and our business, financial condition and results of operations could be materially and adversely affected.

If we fail to provide high-quality client support, our business and reputation could suffer.

High-quality client support is important to the successful marketing and sale of our solutions and for the renewal of existing client agreements. Providing this level of support requires that our client support personnel have financial services knowledge and expertise, making it difficult for us to hire qualified personnel and scale our support operations. The demand on our client support organization will increase as we expand our business and pursue new clients, and such increased support requirements could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. If we do not help our clients quickly resolve any post-implementation issues and provide effective ongoing client support, our ability to sell additional solutions to existing and future clients could suffer and our reputation and our business, financial condition and results of operations could be materially and adversely affected.

We may acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments or partnerships.

From time to time, we may consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions and other assets. For example, in September 2021, we closed an acquisition that added employees and increased our reach into the digital account opening and loan origination space. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, we have limited experience in acquiring other businesses. If an acquired business fails to meet our expectations, our business, financial condition and results of operations could be materially and adversely affected. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring an additional business, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•our inability to integrate or benefit from acquired technologies or services;
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs;
•difficulty integrating the technology, accounting systems, operations, control environments and personnel of the acquired business and integrating the acquired business or its employees into our culture;
•difficulties and additional expenses associated with supporting legacy solutions and infrastructure of the acquired business;
•difficulty converting the clients of the acquired business to our solutions and contract terms, including disparities in licensing terms;
•additional costs for the support of the professional services model of the acquired company;
•diversion of management’s attention and other resources;
•adverse effects to our existing business relationships with business and clients;
•the issuance of additional equity securities that could dilute the ownership interests of our stockholders;
•incurrence of debt on terms unfavorable to us or that we are unable to repay;
•incurrence of substantial liabilities;
•difficulties retaining key employees of the acquired business; and
•adverse tax consequences, substantial depreciation or deferred compensation charges.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could materially and adversely affect our business, financial condition and results of operations.

Natural or man-made disasters and other similar events, including the COVID-19 pandemic, could significantly disrupt our business, and materially and adversely affect our business, financial condition and results of operations.

Any of our operating facilities or infrastructure may be harmed or rendered inoperable by natural or man-made disasters, including hurricanes, tornadoes, wildfires, floods, earthquakes, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, including the COVID-19 pandemic, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could harm our reputation and materially and adversely affect our business, financial condition and results of operations. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our third-party providers, including AWS, may be harmed or rendered inoperable by such natural or man-made disasters, which could cause disruptions, difficulties or otherwise materially and adversely affect our business, financial condition and results of operations.

We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. State, local and foreign jurisdictions have imposed “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Due to the COVID-19 pandemic and the resulting shelter-in-place orders, we transitioned our employee base to work-from-home in March 2020, creating challenges in executing sales and implementations that have resurfaced due to renewed shelter-in-place requirements and that may be exacerbated by prolonged shelter-in-place requirements. The COVID-19 pandemic and resulting shelter-in-place orders and impacts on domestic and international economic conditions have negatively affected our clients’ and prospective clients’ operations. The ability of our existing clients to fulfil or renew their contractual commitments, or potential new clients’ ability and willingness to purchase our products, may also be impacted by the ongoing COVID-19 pandemic. These challenges will likely continue for the duration of the pandemic, which is uncertain, and the macro-economic effects of the pandemic will likely continue far beyond the duration of the pandemic.

The COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially and adversely affect our clients’ business and therefore our business, financial condition and results of operations. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic subsides. Additionally, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as our ability to achieve profitability in the future, our ability to attract new clients or continue to broaden our existing clients’ use of our solutions and the impact of any decrease in technology spend by clients and potential clients in the financial services industry where we derive all of our revenues.

Risks Relating to Our Industry

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

The market for digital solutions for financial service providers is intensely competitive and characterized by rapid changes in technology and frequent new product introductions and improvements. We anticipate continued challenges from current competitors, including point solution vendors and core processing vendors, many of whom are well-established and enjoy greater resources, as well as from new entrants into the industry, which could include well-established companies with distinct advantages, such as cloud providers, search providers, social media providers and large providers of software to businesses and consumers. If we are unable to anticipate or react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenues that could adversely affect our business, financial condition and results of operations.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•greater name recognition and larger client bases;
•larger sales and marketing budgets and resources;
•greater client support resources;
•larger research and development budgets; and
•substantially greater financial, technical and other resources.

Potential clients may also prefer to continue their relationship with their existing partner rather than change to a new partner regardless of product performance or features. As a result, even if the features of the Alkami Platform are superior, clients may not purchase our solution. In addition, innovative start-up companies, and larger companies that are making significant investments in research and development, may develop similar or superior products and technologies that compete with our solutions. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their market position. As a result, our current or potential competitors might be able to adapt more quickly to new technologies and client customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, or develop and expand their product and service offerings more quickly than we can. Further, conditions in our industry could change rapidly and significantly as a result of technological advancements. These competitive pressures in our market or our failure to compete effectively may result in price reductions, reduced revenues and gross margins and loss of market share. If our clients do not renew their subscriptions for our solutions on similar or more favorable terms to us, our revenues may decline and it could have a material and adverse effect on our business, financial condition and results of operations.

We derive all of our revenues from clients in the financial services industry, and any downturn, consolidation or decrease in technology spend in the financial services industry could materially and adversely affect our business, financial condition and results of operations.

We derive all of our revenues from FIs, whose industry has experienced significant pressure in recent years due to economic uncertainty, low interest rates, liquidity concerns and increased regulation. In the recent past, FIs have experienced consolidation, distress and failure, and very few new FIs are being created. It is possible these conditions may continue into the future, and even if conditions improve for FIs, there can be no guarantee that these conditions will not reoccur. If any of our clients fail or merge with, or are acquired by, other entities, such as FIs that have internally developed banking technology solutions or that are not our clients or use our solutions less, our business, financial condition and results of operations could be materially and adversely affected. Additionally, changes in management of our clients could result in delays or cancelations of the implementation of our solutions. It is also possible that consolidation among FIs could decrease the number of registered users by causing registered users to opt for fewer and deeper FI relationships, and larger FIs that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solutions.

Our business, financial condition and results of operations could also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn in the financial services industry may cause our clients to reduce their spending on technology or cloud-based banking technology or to seek to terminate or renegotiate their contracts with us. Moreover, even if the overall economy is robust, economic fluctuations caused by things such as the U.S. Federal Reserve altering the federal funds target range may cause potential new clients and existing clients to become less profitable and therefore forego or delay purchasing our solutions or reduce the amount of spend with us, which could materially and adversely affect our business, financial condition and results of operations.

If we fail to respond to evolving technological requirements or introduce adequate enhancements and new features, our digital banking solutions could become obsolete or less competitive.

The market for our solutions is characterized by rapid technological advancements, changes in client requirements and technologies, frequent new product introductions and enhancements and changing regulatory requirements. The life cycles of our solutions are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors or large FIs could undermine our current market position. Other means of digital banking may be developed or adopted in the future, and our solutions may not be compatible with these new technologies. In addition, the technological needs of and services provided by, FIs may change if they or their competitors offer new services to account holders. Maintaining adequate research and development resources to meet the demands of the market is essential. The process of developing new technologies and solutions is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new technologies or solutions in the broader financial services industry could render our solutions obsolete or less effective.

The success of any enhanced or new solution depends on several factors, including timely completion, adequate testing and market release and acceptance of the solution. Any new solutions that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate client requirements or work with our clients successfully on implementing new solutions or features in a timely manner or enhance our existing solutions to meet our clients’ requirements, our business, financial condition and results of operations could be materially and adversely affected.

If the market for digital banking solutions develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our business, financial condition and results of operations could be materially and adversely affected.

Use of, and reliance on, digital banking solutions is still at a relatively early stage, and we do not know whether FIs will continue to adopt digital banking solutions such as ours in the future or whether the market will change in ways we do not anticipate. Many FIs have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant, unwilling or unable to convert from their existing systems to our solutions. Furthermore, these FIs may be reluctant, unwilling or unable to use digital banking solutions due to various concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause FIs to choose not to adopt our digital banking solutions or to adopt them more slowly than we anticipate, either of which would adversely affect our business, financial condition and results of operations. Our future success also depends on our ability to sell additional applications and functionality to our current and prospective clients. As we create new applications and enhance our existing solutions, these applications and enhancements may not be attractive to clients. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts, and if clients choose not to adopt this functionality, our business, financial condition and results of operations could be materially and adversely affected.

Our products are marketed to and used by FIs, who are subject to extensive laws and regulations regarding the business functions and activities performed on our software solutions. Changes to any applicable statutes, regulations, rules or policies, including the interpretation or implementation of statutes, regulations, rules or policies could affect us in substantial and unpredictable ways, including limiting the types of software products we may offer and increasing the ability of third parties to offer competing services and products to FIs. Assuring that our products adapt to changes in the compliance obligations or expectations of our customers requires significant expense and devotion of resources on our part which may adversely affect our ability to operate profitably.

Our clients and prospective clients, as FIs, are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our solutions address. As a provider of technology services to such FIs, we may in the future be subject to examination by various federal and state regulatory agencies, including those agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and we may also be required to review and perform due diligence on certain of our clients and third-party providers. Matters subject to review and examination by the FFIEC, federal and state regulatory agencies and external auditors include, but are not limited to, our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities and the design of our solutions, as well as our systems and technical infrastructure, management and financial condition. In addition, while we are not regulated by the National Credit Union Administration (“NCUA”), as a result of our registration as a CUSO, we are subject to disclosure, annual reporting and other requirements imposed by the NCUA. While many of our operations are not directly subject to the same regulations applicable to FIs, we are legally and contractually obligated to our clients to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. Compliance with current or future digital accessibility, privacy, data protection and information security laws to which our FI clients are subject could result in higher compliance and technology costs and could restrict our ability to fully exploit our capabilities or provide certain products and services, which could materially and adversely affect our ability to operate profitably. Our failure to offer products and solutions that directly or indirectly comply with such laws, including as interpreted and applied by courts and regulators, could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions and damage to our reputation and our brand. In recent years, there has been increasing enforcement activity in the areas of digital accessibility, privacy, data protection and information security in various markets in which our customers operate.

For example, as a result of obligations under some of our client contracts, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act (“GLBA”) related to the privacy of consumer information and may be subject to privacy, security and digital accessibility requirements because of the solutions we provide to FIs. We may also be subject to other laws because of the solutions we provide to FIs. Any inability to satisfy regulatory or contractual expectations in connection with applicable regulations and guidance could adversely affect our ability to conduct our business, including attracting and maintaining clients, require significant costs to correct, harm our reputation, or lead to liability to third parties, including our customers or their consumers. Further, if we have to make changes to our internal processes and solutions as result of applicable regulations or guidance or findings from examinations, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency or gap.

In addition, individual claimants and other third parties, including advocates for the blind or other persons with disabilities, have filed lawsuits or issued cease and desist requests to FIs, including our clients, on grounds that websites or mobile applications offered to consumers do not meet the needs of individuals with a disability within the meaning of Section 3(2) of the Americans with Disabilities Act of 1990, 42 U.S.C. §§ 12101, 12102(2) (“ADA”) and the Title III regulations implementing the ADA contained in 28 C.F.R. §§ 36.101, et seq. Third-party advocates and individuals with disabilities seek changes to existing law and regulation, or advocate for novel legal rulings in court, against FIs when desktop websites or mobile applications do not meet or exceed the Web Content Accessibility Guidelines 2.1 digital accessibility standard, which was developed in part to help ensure that the content developed for banks, credit unions and other financial institutions can be accessed and used by people with or without disabilities. The evolving, complex and often unpredictable regulatory and litigation environment in which our clients operate could result in our failure to provide compliant solutions, which could result in clients not purchasing our solutions or terminating their contracts with us or the imposition of fines or other liabilities for which we may be responsible or for which our clients may seek indemnity from us. In addition, federal, state and/or foreign agencies may attempt to further regulate our activities in the future which could materially and adversely affect our business, financial condition and results of operations. For example, existing laws, regulations and guidance could be amended or interpreted differently by regulators in a manner that imposes additional costs and has a negative impact on our existing operations or that limits our future growth. In addition, new regulations could require costly changes in our processes, infrastructure or personnel. Finally, actions by regulatory authorities could influence both the decisions our clients make concerning the purchase of our solutions and the timing and implementation of these decisions. Substantial research and development and other corporate resources have been and will continue to be applied to adapt our solutions to this evolving, complex and often unpredictable regulatory environment.

Risks Relating to Cybersecurity or Data Privacy

A breach or other compromise of our security measures or those of third parties we rely on could result in unauthorized access to personal information about our clients’ customers and other individuals and other data, or disruptions to our systems or operations, which could materially and adversely impact our reputation, business, financial condition and results of operations.

Certain elements of our solutions process and store PI, including banking and payment data and other PI regarding our clients’ customers, such as social security numbers, and we may also have access to PI during various stages of the implementation process or during the course of providing client support. We, like other organizations, particularly in the financial technology sector, routinely are subject to cybersecurity threats, privacy breaches, insider threats, data breaches or other incidents that may either result in threatened or actual exposure resulting in unauthorized access, disclosure and misuse of PI or other information regarding clients, client customers, vendors, employees, third-party providers, or our company and business, and our technologies, systems and networks have been subject to attempted cybersecurity attacks. Information security risks for banking and technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Because of our position in the financial services industry, we believe that we are likely to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers.

Although we maintain policies, procedures and technological safeguards and administrative controls designed to protect our information technology system and applications, violations of such policies, procedures and safeguards have occurred in the past and, despite the security measures we have in place, there can be no assurance that our safety and security measures (and those of our third-party providers) will prevent damage to, or interruption or breach of, our information systems and operations. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure the data and PI we maintain in our databases, and we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of data or PI, other security events that impact the integrity or availability of data, PI or our systems and operations, and data contained in such systems and operations, or the related costs we may incur to mitigate the consequences from such events. Additionally, we cannot guarantee that our insurance coverage would be sufficient to cover all losses. Further, the Alkami Platform involves flexible and complex software solutions, and there is a risk that configurations of, or defects in, the solutions or errors in implementation could create vulnerabilities to security breaches or incidents. There may be, and have been in the past, unlawful attempts to disrupt or gain access to our information technology systems that may result in unauthorized access to or disclosure of client customer PI or other data and disruption of our or our clients’ operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems, react in a timely manner or implement adequate preventative measures. Additionally, we and client customers integrate our solutions with certain third-party systems used by our clients which may have access to PI and other data about our clients. Our ability to monitor such third parties’ security measures is limited, and a vulnerability in a third-party system with which we integrate could result in unauthorized access to or disclosure, modification, misuse, loss or destruction of our clients’ and client customers’ PI and other data, including our business information. Any of the foregoing could result in a material adverse effect on our business, reputation, financial condition and results of operations.

In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to deliver our solutions to our clients and their customers, we rely heavily on the data security technology practices and policies adopted by these third-party providers. Such third-party providers have access to PI and other data about our clients and employees, and some of these providers in turn subcontract with other third-party providers. Our ability to monitor our third-party providers’ data security is limited. A vulnerability in our third-party providers’ software or systems, a failure of our third-party providers’ safeguards, policies or procedures, or a breach of a third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions. Due to the size and complexity of our technology platform and services, the amount of PI and other data that we store and the number of clients, employees and third-party providers with access to PI and other data, we are potentially vulnerable to a variety of cybersecurity attacks and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations.

Cybersecurity attacks and other malicious internet-based activity continue to increase, evolve in nature and become more sophisticated, and providers of digital products and services have been and are expected to continue to be targeted. Threats to our computer systems and those of our third-party providers or clients may result from human error, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, ransomware, social engineering attacks, employee theft, unauthorized access or misuse and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solutions. In the event our or our third-party providers’ protection efforts are unsuccessful and our systems or solutions are compromised, we could suffer substantial harm.

Any cybersecurity attacks, security breaches, phishing attacks, ransomware attacks, computer malware, computer viruses, computer hacking attacks, unauthorized access, coding or configuration errors or similar incidents experienced by us or our third-party providers could result in operational disruptions and the loss, compromise or corruption of client or client customer data (including PI) or data we rely on to provide our solutions, including our analytics initiatives and offerings, and impair our ability to provide our solutions and meet our clients’ requirements, resulting in decreased revenues and otherwise adversely affecting our business, financial condition and results of operations. Any such incidents may also result in regulatory investigations and orders, litigation, disputes, investigations, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. Also, our reputation could suffer irreparable harm, causing our current and prospective clients to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and materially and adversely affect our business, financial condition and results of operations.

Federal, state and international regulations may require us or our clients to notify governmental entities and individuals of data security incidents involving certain types of PI or information technology systems. Security compromises experienced by others in our industry, our clients, our third-party providers or us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode client confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to elect not to renew or expand their use of our solutions or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, which could materially and adversely affect our business, financial condition and results of operations.

If we are not able to detect and identify activity on our platform that might be nefarious in nature or design processes or systems to reduce the impact of similar activity at a third-party provider, our clients and/or client customers could suffer harm. In such cases, we could face exposure to legal claims, particularly if the client and/or client customer suffered actual harm. We cannot ensure that any limitations of liability provisions in our client and user agreements, contracts with third-party providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition and results of operations.

In addition, some of our clients contractually require notification of data security compromises and include representations and warranties in their contracts with us that our solutions comply with certain legal and technical standards related to data security and privacy and meet certain service levels. In our contracts, a data security compromise or operational disruption impacting us or one of our critical vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a client’s right to terminate its contract with us. In these circumstances, it may be difficult or impossible to cure such a breach in order to prevent clients from potentially terminating their contracts with us. Furthermore, although our client contracts typically include limitations on our potential liability, we cannot ensure that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business, financial condition and results of operations.

Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. and foreign laws, regulations and industry standards related to data privacy, security and protection could limit the use and adoption of the Alkami Platform and materially and adversely affect our business, financial condition and results of operations.

In operating our business and providing services and solutions to our clients, we collect, use, store, transmit and otherwise process sensitive employee and client data, including PI regarding client customers and other individuals, in and across multiple jurisdictions, including at times, across national borders. As a result, we are subject to a variety of laws and regulations in the United States, Europe and around the world, as well as contractual obligations and industry standards, regarding data privacy, security and protection. In many cases, these laws, regulations and industry standards apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiary and other parties with which we have commercial relationships.

Data privacy, information security, and data protection are significant issues in the United States and globally. The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other PI, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. The occurrence of unanticipated events and development of evolving technologies often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and manner in which we conduct our business. We publicly post documentation regarding our practices concerning the collection, processing, use and disclosure of information. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer protection-related laws, regulations, orders or industry standards in one or more jurisdictions could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about data privacy and security can subject us to potential global or U.S. state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could materially and adversely affect our business, financial condition and results of operations.

We expect that there will continue to be new proposed and adopted laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions in which we operate. For example, in the United States, we are subject to the rules and regulations promulgated under the authority of the Federal Trade Commission. Additionally, the GLBA (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines.

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights, including the right to access and delete certain personal information, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a new California ballot initiative, the California Privacy Rights Act (“CPRA”), was passed in November 2020. Effective in most material respects beginning on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations, and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted the enactment of several new state laws or amendments of existing state laws, such as in New York and Nevada. The CCPA has also prompted a number of proposals for new federal and state-level privacy legislation, such as in Washington, Maryland, New York, Illinois and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Internationally, many jurisdictions have established their own data privacy and security legal framework with which we or our clients may need to comply as client customers travel outside of the United States, including, but not limited to, the European Union (“EU”). The EU’s data protection landscape is currently evolving, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenues of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by clients and data subjects.

Because the interpretation and application of many data privacy and protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices, solutions or platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

We cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Any such laws, rules and regulations may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, our clients may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of various types of information including financial information and other PI, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. As we expand our client base, these requirements may vary from client to client, further increasing the cost of compliance and doing business.

Risks Relating to Our Intellectual Property, Software and Third-Party Licenses

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our trade secrets, trademarks, copyrights, patents and other intellectual property rights are important assets for us. We currently own four U.S. registered patents related to automated clearing house transaction notifications and the facilitation of transaction disputes. We currently own the U.S. registered trademark for the word “Alkami” and certain variants thereof, as well as certain other U.S. registered trademarks relating to our products and services. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous internet domain names in the United States related to our business. We rely on, and expect to continue to rely on, various agreements with our employees, independent contractors, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, patent and trade secret laws in the United States and internationally to protect our brand and other intellectual property rights. Such agreements and laws may be insufficient, breached, or otherwise fail to prevent unauthorized use or disclosure of our confidential information, intellectual property or technology, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology.

Additionally, various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, we may fail to obtain effective intellectual property protection, or the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Despite our efforts to protect our proprietary rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert, and have in the past asserted, that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology or file suit against us. Additionally, unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property and other information that we regard as proprietary to create products and services that compete with ours.

Any additional investment in protecting our intellectual property through additional trademark, patent or other intellectual property filings could be expensive or time-consuming. We may not be able to obtain protection for our technology and even if we are successful in obtaining effective patent, trademark, trade secret and copyright protection, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend our rights could be substantial. Moreover, our failure to develop and properly manage and protect new intellectual property could hurt our market position and business opportunities. Furthermore, recent changes to U.S. intellectual property laws and possible future changes to U.S. or foreign intellectual property laws and regulations may jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection, including for some of our unique business methods. We may be unable to obtain trademark protection for our products and brands, and our existing trademark registrations, and any trademarks that may be used in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, our trademarks may be contested or found to be unenforceable, weak or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them.

We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. Additionally, effective intellectual property protection may not be available in every country in which we offer our products and services, and the laws of certain non-U.S. countries where we do business or may do business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our competitive position and materially and adversely affect our business, financial condition and results of operations.

In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as copyrights, trade secrets, confidential information, know-how and technical information. In order to protect our proprietary information and technology, we rely in part on non-disclosure and confidentiality agreements with parties who have access to them, including our employees, investors, independent contractors, corporate collaborators, advisors and other third parties, which place restrictions on the use and disclosure of this intellectual property. We also enter into confidentiality and invention assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information or otherwise developed intellectual property for us, including our technology and processes. Individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property. Additionally, these agreements may be insufficient or breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. We may not be able to obtain adequate remedies for such breaches. Additionally, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality.

To counter infringement or unauthorized use of our intellectual property, we may deem it necessary to file infringement claims, which can be expensive, time consuming and distracting to management. Our efforts to enforce our intellectual property rights in this manner may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse result of such litigation could require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable, cause a delay to the development of our products and services, require us to stop selling all or a portion of our products and services, require us to redesign certain components of our platform using alternative non-infringing technology or practices, which could require significant effort and expense. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse outcome in such litigation or proceedings may expose us to a loss of our competitive position, expose us to significant liabilities or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

Some of our products and services contain open-source software, which may pose particular risks to our proprietary software, products and services in a manner that could have a material and adverse effect on our business, financial condition and results of operations.

We use open-source software in our products and services and anticipate using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide, or distribute the products or services related to, the open-source software subject to those licenses. While we use reasonable efforts to monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open-source license terms are often ambiguous. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, any open-source software or derivative works that we have developed using such software, which could include proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer such source code in a manner that avoids infringement. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could materially and adversely affect our business, financial condition and results of operations.

We may be obligated to disclose our proprietary source code to our clients, which may limit our ability to protect our intellectual property and proprietary rights, reduce the renewals of our solutions and increase the risk of successful hacking attempts.

Some of our client agreements contain provisions permitting the client to become a party to, or a beneficiary of, a source code escrow agreement under which we place the proprietary source code for certain of our products in escrow with a third party. Under these source code escrow agreements, our source code may be released to the client upon the occurrence of specified events, such as in situations of our bankruptcy or insolvency or our failure to support or maintain our products. Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for our source code or our products containing that source code and may facilitate intellectual property infringement, misappropriation or other violation claims against us.

Following any such release, we cannot be certain that clients will comply with the restrictions on their use of the source code and we may be unable to monitor and prevent unauthorized disclosure of such source code by clients. Additionally, following any such release, clients may be able to create derivative works based on our source code and may own such derivative works. Any increase in the number of people familiar with our source code as a result of any such release may also increase the risk of a successful hacking attempt. Each of these could have a material adverse effect on our business, financial condition and results of operations.

Claims by others that we infringe upon, misappropriate or otherwise violate their intellectual property or other proprietary technology rights could have a material and adverse effect on our business, financial condition and results of operations.

Technology companies frequently enter into litigation based on allegations of patent or trademark infringement or other violations of intellectual property rights. We may become involved in lawsuits to protect or enforce our intellectual property rights, and we may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us may increase. This risk has been amplified by the increase in patent holding companies that seek to monetize patents they have purchased or otherwise obtained and whose sole or primary business is to assert such claims.

From time to time third parties may assert, and in the past have asserted, claims of infringement, misappropriation or other violation of intellectual property rights against us and FIs with whom we do business. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit and regardless of the outcome, could cause us to incur substantial costs defending against the claim, distract our management from our business, require us to redesign or cease use of such intellectual property, pay substantial amounts to satisfy judgments or settle claims or lawsuits, pay substantial royalty or licensing fees, or satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships. The outcome of any allegation is often uncertain. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

If any of our technologies, products or services are found to infringe upon, misappropriate or violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing or using such technologies, products and services. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, we could be required to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease the commercialization or use of the violating technology, products or services. Accordingly, we may be forced to design around such violated intellectual property, which may be expensive, time-consuming or infeasible. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed upon a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could similarly harm our business. If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation or violation claims against us, such payments, costs or actions could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Additionally, in certain of our agreements with clients and licensors of software we use internally or license to our clients, we agree to indemnify them for losses related to, among other things, claims by third parties that our intellectual property infringes upon, misappropriates or violates the intellectual property of such third party. From time to time, clients or licensors have required, and may in the future require, us to indemnify them for such infringement, misappropriation or violation, breach of confidentiality or violation of applicable law, among other things. Although we normally seek to contractually limit our liability with respect to such obligations, some of these indemnity agreements may provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Any legal claims from clients or other third parties could result in substantial liabilities, reputational harm, the delay or loss of market acceptance of our products, and could have adverse effects on our relationships with such clients and other third parties.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.

We license certain intellectual property, including technologies, data, content and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize future products and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.

In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, our business, financial condition, and results of operations could be materially and adversely affected. Further, third parties from whom we currently license intellectual property rights could refuse to renew our agreements upon their expiration or could impose additional terms and fees that we otherwise would not deem acceptable requiring us to obtain the intellectual property from another third party, if any is available, or to pay increased licensing fees or be subject to additional restrictions on our use of such third-party intellectual property. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, which could have a material adverse effect on our competitive position, business, financial condition and results of operations.
Risks Relating to our Financial Results, Operating History and Capital Structure

Our quarterly and annual results of operations are likely to fluctuate in future periods.

We expect to experience quarterly or annual fluctuations in our results of operations due to a number of factors, many of which are outside of our control. This makes our future results difficult to predict and could cause our results of operations to fall below expectations or our predictions. Factors that might cause quarterly or annual fluctuations in our results of operations include:

•the timing of large subscriptions and client terminations, renewals or failures to renew;
•our ability to attract new clients and retain and grow revenues from existing clients;
•our ability to maintain, expand, train and achieve an acceptable level of production from our sales and marketing teams;
•the timing of our introduction of new solutions or updates to existing solutions;
•our ability to grow and maintain our relationships with our ecosystem of third-party partners, including integration partners and referral partners;
•the success of our clients’ businesses;
•new government regulations;
•changes in our pricing policies or those of our competitors;
•the amount and timing of our expenses related to the expansion of our business, operations and infrastructure;
•any impairment of our intangible assets, capitalized software, long-lived assets or goodwill;
•future costs related to acquisitions of content, technologies or businesses and their integration;
•natural disasters, outbreaks of disease or public health crises, such as the COVID-19 pandemic; and
•general economic conditions.

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet or exceed our internal operating plan. In addition, a percentage of our operating expenses is fixed in nature and is based on forecasted financial performance. In the event of revenue shortfalls, we may not be able to mitigate the negative impact on our results of operations quickly enough to avoid short-term impacts.

Because we recognize revenues from our solutions over the terms of our client agreements, the impact of changes in the subscriptions for our solutions will not be immediately reflected in our operating results.

We generally recognize revenues from subscription fees paid by clients over their contractual term. As a result, the substantial majority of the revenues we report in each quarter is related to agreements entered into during previous quarters. Consequently, a change in the level of new client agreements or implementations in any quarter may have a small impact on our revenues in that quarter but will affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, or changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as we generally recognize subscription revenues from new clients over the applicable subscription terms.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examination of current practices could materially and adversely affect our reported financial results or the way we conduct our business. Accounting for revenues from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as the Financial Accounting Standards Board (“FASB”) continues to consider applicable accounting standards in this area.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and our recent success may not be indicative of our future results of operations.

We began business in 2009 and, as a result, have only a limited operating history upon which to evaluate our business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this document. If we do not address these risks successfully, our business, financial condition and results of operations will be adversely affected and the market value of our common stock could decline. Further, because we have limited historical financial data and we operate in a rapidly evolving market, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

You should not consider our revenue growth rate in recent periods as indicative of our future performance. You should not rely on our revenues for any prior quarterly or annual periods as an indication of our future revenues or revenue growth. If we are unable to maintain revenue growth, it may be difficult for us to achieve and maintain profitability.

We have a history of operating losses and may not achieve or maintain profitability in the future.

Since inception, we have incurred net losses as we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our solutions and client support resources and for research and development. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do increase our revenues, we may not be able to achieve, maintain or increase our profitability. We intend to continue to expend significant resources to support further growth and extend the functionality of our solutions, expand our sales and product development headcount and increase our marketing activities. We will also face increased costs associated with growth, the expansion of our client base and the costs of being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our increased operating expenses. We expect to incur losses for the foreseeable future as we continue to invest in product development and marketing, and we cannot predict whether or when we will achieve or maintain profitability. If we are unable to achieve and maintain profitability, the value of our business and common stock may significantly decrease and our business, financial condition and results of operations may be materially and adversely affected.

Our ability to raise capital in a timely manner if needed in the future may be limited, or such capital may be unavailable on acceptable terms, if at all. Our failure to raise capital if needed could materially and adversely affect our business, financial condition and results of operations, and any debt or equity issued to raise additional capital may reduce the value of our common stock.

We have funded our operations since inception primarily through equity financings and receipts generated from clients. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Moreover, we do not expect to be profitable for the foreseeable future. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could adversely affect our business, financial condition and results of operations.

We also have incurred debt pursuant to our Credit Agreement (as defined below), and the lenders have rights senior to holders of common stock to make claims on our assets. The terms of our Credit Agreement could restrict our operations, and we may be unable to service or repay the debt.
Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to incur debt or issue securities in a future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the impact any future incurrence of debt or issuance of equity securities will have on us. Any future incurrence of debt or issuance of equity securities could adversely affect the value of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial NOLs during our history. Under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a corporation, as well as changes in ownership arising from new issuances of stock by the corporation. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other pre-change tax attributes if we undergo a future ownership change. We may have experienced ownership changes in the past and could experience one or more ownership changes in the future, including in connection with this offering and as a result of future changes in our stock ownership, some of which changes may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. In addition, a portion of our NOLs generated in prior periods, if not utilized, will begin to expire in 2031 and 2024 for federal and state purposes, respectively. The remainder of our NOL carryforwards, which do not expire and will carry forward indefinitely until utilized, are limited to offset 80% of our taxable income in such taxable year. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Unanticipated changes in tax laws or regulations could have an adverse effect on our business and result of operations .

We are subject to federal, state, and local income taxes. Our future effective tax rate could be affected by changes in the valuation of our deferred tax assets and liabilities, certain non-deductible expenses related to acquisitions, and changes in federal, state, or local tax laws or their interpretation. If such changes take place, there is a risk that our effective tax rate may be favorably or unfavorably affected, impacting our result of operations. Additionally, an increasing number of states have adopted laws or administrative practices that impose new taxes on all or a portion of gross revenue or impose additional tax collection obligations on out-of-state companies. Each jurisdiction has different rules and regulations governing sales and use, consumption, and similar taxes. These rules are subject to varying interpretation and could be changed, modified, or applied adversely to us as a result of factors outside of our control. One or more states where we do not collect taxes may successfully assert that such taxes are applicable, which could result in material tax assessments, including for past sales, as well as penalties and interest.

The terms of our Credit Agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On October 16, 2020, we entered into our senior secured credit facilities credit agreement with Silicon Valley Bank and KeyBank National Association (the “Credit Agreement”). The Credit Agreement provided us with a term loan facility of $25.0 million and a revolving credit facility of up to $25.0 million. Our payment obligations under the Credit Agreement reduce cash available to fund working capital, capital expenditures, research and development and other corporate purposes, and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. In addition, indebtedness under the Credit Agreement bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates increase, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs.

We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely payments on our indebtedness, or to fund our operations.

In addition, our obligations under the Credit Agreement are secured by substantially all of our assets. The security interest granted over our assets could limit our ability to obtain additional debt financing. Our Credit Agreement also contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, subject to customary exceptions, including restricting our ability to:

•incur, assume or prepay debt or incur or assume liens;
•pay dividends or distributions or redeem or repurchase capital stock;
•dispose of certain property;
•enter into sale leaseback transactions;
•enter into a new line of business;
•make certain investments, capital expenditures above a certain amount in any fiscal year or acquisitions;
•complete a significant corporate transaction, such as a merger or sale of our company or its assets; and
•enter into agreements that prohibit the incurrence of liens or the payment by our subsidiary of dividends and distributions.

In addition, the Credit Agreement includes a number of financial covenants relating to minimum recurring revenues and liquidity levels. Our failure to comply with these restrictions and the other terms and conditions under our Credit Agreement could result in an event of default, which would allow lenders to elect to accelerate our outstanding indebtedness under our Credit Agreement and exercise other remedies as set forth therein. If that were to happen, we may not be able to repay all of the amounts that would become due under our indebtedness or refinance our debt, which could materially harm our business and force us to seek bankruptcy protection.

Our outstanding indebtedness and any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

Risks Related to Being a Newly Public Company

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We intend to utilize this extended transition period related to FASB Accounting Standards Update (“ASU”) No. 2016-02, “Leases”. This standard amends several aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset, and a corresponding lease liability, measured at the present value of the future minimum lease payments. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and after December 15, 2021 for all other companies, with early adoption permitted. We intend to adopt this standard in 2022 using the modified retrospective transition method and therefore will not restate comparative periods. While we have not yet quantified the impact, resulting adjustments are expected to materially increase total assets and total liabilities relative to such amounts reported prior to adoption, but not have a material impact on the consolidated statements of comprehensive income (loss) or consolidated statements of cash flows. We also intend to utilize this extended transition period related to FASB ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)”. This standard modifies the measurement of expected credit losses of certain financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for adoption of the new standard was delayed until calendar years beginning after December 15, 2022, with early adoption permitted. This ASU is not expected to have a material impact on our financial statements.

For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis, beginning with our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition and results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets and could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

We are currently restricted in our ability, and for the foreseeable future do not intend, to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors, is currently restricted by our Credit Agreement and may be restricted by the terms of any future indebtedness we may incur. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit.

The principal stockholders of Alkami will continue to have significant influence over the election of the board of directors and approval of any significant corporate actions.

Our directors, officers and other principal stockholders, in the aggregate, beneficially owned approximately 68% of the outstanding shares of Alkami as of December 31, 2021. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing a significant corporate transaction, including an acquisition, divestiture, or merger. This influence over our affairs could, under some circumstances, be adverse to the interests of the other stockholders.

Anti-takeover provisions contained in our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws will contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or to repeal certain provisions of our amended and restated certificate of incorporation, including anti-takeover provisions related to our classified board of directors, voting in the election of directors, rights to fill board vacancies, the ability of our board of directors to alter our amended and restated bylaws without stockholder approval, the inability of stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on behalf of the Company, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former director, officer, other employee, agent or stockholder to the Company or our stockholders, including, without limitation, a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against the Company or any of our current or former directors, officers, other employees, agents or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the rules and regulations promulgated thereunder; (iii) the exclusive forum provisions are intended to benefit and may be enforced by the Company, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering; (iv) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company will be deemed to have notice of and consented to these provisions; and (v) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our current certificate of incorporation or bylaws or our restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court, to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located in Plano, Texas. We lease approximately 12,500 square feet of office space under an operating leases for our corporate headquarters in Plano, Texas with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of ten years. We also lease office space in Chattanooga, Tennessee. We believe our current facilities will be adequate for our needs for the current term.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are no claims or actions pending against us, the ultimate disposition of which would have a material impact on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “ALKT” since April 15, 2021. Prior to that date, there was no public trading market for our common stock. Our initial public offering (“IPO”) was priced at $30.00 per share on April 15, 2021.

As of December 31, 2021, we had 37 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Use of Proceeds from Registered Securities

On April 15, 2021, we completed our IPO, in which we issued and sold 6,900,000 shares of our common stock, including 900,000 shares of common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock at $30.00 per share. Our IPO resulted in net proceeds of $192.8 million after deducting underwriting discounts, commissions and other offering costs. With the proceeds from our IPO, the Company paid in full accumulated dividends on our previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million. There have been no material changes in the planned use of proceeds from our April 2021 common stock offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on April 15, 2021.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any Company filing of under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph set forth below compares the cumulative total stockholder return on our common stock between April 14, 2021 (the date of our IPO) and December 31, 2021, with the cumulative total return of the S&P 1500 Application Software Index and the Russell 2000 Index. This graph assumes the investment of $100 at the closing stock price on April 14, 2021 in our common stock and the S&P 1500 Application Software Index and Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Refer to “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

Unless the context otherwise requires, all references in this report to the “Company,” “Alkami,” “we,” “us” and “our” refer to Alkami Technology, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole.

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

Alkami was founded to help level the playing field for FIs. Since then, our vision has been to create a platform that combines premium technology and fintech solutions in one integrated ecosystem, delivered as a software-as-a-service (“SaaS”) solution and providing our clients’ customers with a single point of access to all things digital. We have invested significant resources to build a technology stack that prioritized innovation velocity and speed-to-market given the importance of product depth and functionality in winning and retaining clients. In fiscal 2020, we acquired ACH Alert, LLC (“ACH Alert”) to pursue adjacent product opportunities, such as fraud prevention and to expand our addressable market. In addition, in September 2021, we acquired MK Decisioning Systems, LLC (“MK”) a technology platform for digital account opening, credit card and loan origination solutions.

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

•Integrations: Scalability and extensibility driven by 230 real-time integrations to back office systems and third-party fintech solutions as of December 31, 2021, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We derive our revenues almost entirely from multi-year contracts for the Alkami platform that are based on an average contract life of approximately 70 months as of December 31, 2021. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the years ended December 31, 2021, 2020, and 2019, our total revenues were $152.2 million, $112.1 million, and $73.5 million, respectively, representing growth rates of 35.7% from 2020 to 2021 and 52.5% from 2019 to 2020. SaaS subscription revenues, as further described below, represented 94.4%, 93.7%, and 91.5% of total revenues for the years ended December 31, 2021, 2020, and 2019, respectively. We incurred net losses of $46.8 million, $51.4 million, and $41.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

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

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of December 31, 2021, we served 177 FIs through the Alkami Platform and an additional 123 clients through the ACH Alert suite of solutions, representing 32.2% annual client growth since December 31, 2020. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with 230 integrations as of December 31, 2021 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our RPU potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had twelve client renewals in the year ended December 31, 2021. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. In particular, our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 32.1% of our revenues for the year ended December 31, 2021. Our future success will depend on our continued leadership in innovation.

COVID-19 Impact. The continued global impact of COVID-19 has resulted in various measures to combat the spread of the virus. With the development of variants and increased vaccinations rates, the status of ongoing measures varies widely. We transitioned our employee base to work-from-home in March 2020, creating challenges in executing sales and implementations that have resurfaced due to the renewal of certain actions and restrictions in response to the COVID-19 pandemic and which may be exacerbated if such actions or restrictions are prolonged. We continue to face significant uncertainty concerning the duration of the COVID-19 pandemic as well as the severity of any future infection surges.

Components of Results of Operations

Revenues

Our client relationships are primarily based on multi-year contracts for the Alkami Platform that have an average contract life of 70 months as of December 31, 2021. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. For each client, we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

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

Occasionally, our clients request custom development and other professional services, which we provide. These are generally one-time requests and involve unique, non-standard features, functions or integrations that are intended to enhance or modify their licensed SaaS solutions. We recognize revenues at the point in time the services are transferred to the client.

The following disaggregates our revenues for the years ended December 31, 2021, 2020, and 2019 by major source:

	Year Ended December 31,
	2021	2020	2019
(In thousands)
SaaS subscription services	$143,575	$105,049	$67,313
Implementation services	6,291	5,212	4,191
Other services	2,293	1,881	2,037
Total revenues	$152,159	$112,142	$73,541

See Note 5 of the Notes to the Consolidated Financial Statements for additional detail.

Cost of Revenues and Gross Margin

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses, stock-based compensation, travel and related costs for employees supporting our SaaS subscription, implementation and other services. This includes the costs of our implementation, client support and client success teams, development personnel responsible for maintaining and releasing updates to our platform, as well as third-party cloud-based hosting services. Cost of revenues also includes the direct costs of bill-pay services and other third-party intellectual property included in our solutions, the amortization of acquired technology and depreciation.

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

We intend to continue to increase our investments in our implementation, client support and client success teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the years ended December 31, 2021, 2020, and 2019 was 55.1%, 52.8%, and 41.4%, respectively.

The major components of cost of revenues represented the following percentages of revenues for the year ended December 31, 2021: third-party hosting services (8.6%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.5%), our implementation team (9.6%), our client success team (5.6%) and our development team responsible for maintaining and releasing updates to our platform (4.1%). The major components of cost of revenues represented the following percentages of revenues for the year ended December 31, 2020: third-party hosting services (8.7%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (15.9%), our implementation team (11.2%), our client success team (6.4%) and our development team responsible for maintaining and releasing updates to our platform (5.0%). The major components of cost of revenues represented the following percentages of revenues for the year ended December 31, 2019: third-party hosting services (12.6%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.5%), our implementation team (13.8%), our client success team (9.1%) and our development team responsible for maintaining and releasing updates to our platform (5.6%).

Operating Expenses

Research and Development. Research and development costs consist primarily of personnel-related costs for our engineering, information technology and products, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. In addition, we also include third-party contractor expenses, software development and testing tools, allocated corporate expenses, and other expenses related to developing new solutions and upgrading and enhancing existing solutions. We expect research and development costs to increase as we expand our platform with new features and functionality as well as enhance the existing Alkami Platform.

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

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income from our cash balances, interest expense from borrowings under our revolving line of credit, amortization of deferred debt costs and changes in fair value of warrants In connection with our IPO, warrants converted from a liability instrument to an equity instrument resulting in a reduction of the warrant liability to $0.

Provision for Income Taxes

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets, partially offset by the tax benefits related to stock-based compensation.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected consolidated statements of operations data for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
($ In thousands, except share and per share amounts)	2021	2020	2019
Revenues	$152,159	$112,142	$73,541
Cost of revenues(1)	68,352	52,986	43,106
Gross profit	83,807	59,156	30,435
Operating expenses(1):
Research and development	48,800	40,209	32,722
Sales and marketing	24,543	16,774	15,328
General and administrative	53,380	37,276	24,920
Total operating expenses	126,723	94,259	72,970
Loss from operations	(42,916)	(35,103)	(42,535)
Non-operating income (expense):
Interest income	487	55	267
Interest expense	(1,186)	(489)	(110)
(Loss) gain on financial instruments	(3,035)	(15,818)	509
Loss before income taxes	(46,650)	(51,355)	(41,869)
Provision for income taxes	172	—	—
Net loss	$(46,822)	$(51,355)	$(41,869)
(1) Includes stock-based compensation expenses as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Cost of revenues	$1,973	$369	$219
Research and development	2,915	417	323
Sales and marketing	1,028	147	97
General and administrative	8,619	1,021	611
Total stock-based compensation expenses	$14,535	$1,954	$1,250

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Year ended December 31,
($ in thousands)	2021	2020	2019
Net loss	$(46,822)	$(51,355)	$(41,869)
Provision for income taxes	172	—	—
Loss (gain) on financial instruments	3,035	15,818	(509)
Interest expense (income), net	699	434	(157)
Amortization of intangible assets	1,072	209	—
Depreciation	2,371	2,566	2,226
Stock-based compensation expense	14,535	1,954	1,250
Expenses related to tender offer	—	6,091	—
Acquisition-related expenses (1)	2,983	839	—
Adjusted EBITDA (2)	$(21,955)	$(23,444)	$(39,059)

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

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision for income taxes; (gain) loss on financial instruments; interest (income) expense, net; amortization of intangible assets; depreciation; stock-based compensation expense; expenses related to tender offer; and acquisition-related costs. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $(22.0) million, $(23.4) million, and $(39.1) million for the years ended December 31, 2021, 2020, and 2019, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues for all clients on the platform in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $169.0 million, $128.0 million, and $87.8 million as of December 31, 2021, 2020, and 2019, respectively, representing an increase of $41.0 million, or 32.0%, from 2020 to 2021 and an increase of $40.2 million, or 45.8%, from 2019 to 2020.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and to grow revenues over time. We had 12.4 million, 9.7 million, and 7.2 million registered users as of December 31, 2021, 2020, and 2019, respectively, representing an increase of 2.7 million registered users, or 27.8%, from 2020 to 2021 and an increase of 2.5 million registered users, or 34.9%, from 2019 to 2020.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $13.68, $13.22, and $12.23 as of December 31, 2021, 2020, and 2019, respectively, representing an increase of $0.46, or 3.5%, from 2020 to 2021 and an increase of $0.99, or 8.1%, from 2019 to 2020.

Comparison of the years ended December 31, 2021, 2020, and 2019

Revenues

	Year ended December 31,		Change		Year ended December 31,		Change
($ in thousands)	2021	2020	$	%	2020	2019	$	%
Revenues	$152,159	$112,142	$40,017	35.7%	$112,142	$73,541	$38,601	52.5%

Fiscal 2021 Compared to Fiscal 2020

Revenues increased $40.0 million, or 35.7%, for 2021 compared to 2020. The increase in revenues was primarily due to registered user growth of 2.7 million, comprised of 1.4 million in registered user growth from existing clients (net of attrition) and 1.3 million in registered users from new clients implemented through our digital banking platform (contractual minimums). In addition, increased revenues were due to RPU growth of 3.5%. RPU growth was primarily driven by cross-sell activity to existing clients and higher average RPU of new clients implemented in 2021 on our digital banking platform compared to aggregate RPU. The average RPU of users from new clients implemented on our digital platform in the last year of $14.80 as of December 31, 2021, is 8.2% higher than the aggregate RPU as of December 31, 2021.

Fiscal 2020 Compared to Fiscal 2019

Revenues increased $38.6 million, or 52.5%, for 2020 compared to 2019. The increase in revenues was primarily due to registered user growth of 2.5 million, primarily driven by 1.2 million in registered user growth from existing clients (net of attrition) and 1.2 million in registered users from new client wins. In addition, increased revenues were due to RPU growth of 8.1%. RPU growth was primarily driven by cross-sell activity to existing clients and new client average RPU of $17.14 as of December 31, 2020 which reflects new client adoption that was 29.6% higher than the aggregate RPU. An additional contributing factor to increased revenues in 2020 is the acquisition of ACH Alert completed on October 4, 2020, contributing $1.0 million to 2020 revenues.

Cost of Revenues and Gross Margin

	Year ended December 31,		Change		Year ended December 31,		Change
($ in thousands)	2021	2020	$	%	2020	2019	$	%
Cost of revenues	$68,352	$52,986	$15,366	29.0%	$52,986	43,106	$9,880	22.9%
Percentage of revenues	44.9%	47.2%	(2.3)%	(4.9)%	47.2%	58.6%	(11.4)%	(19.5)%

Cost of Revenues

Fiscal 2021 Compared to Fiscal 2020

Cost of revenues increased $15.4 million, or 29.0%, for 2021 compared to 2020, generating a gross margin of 55.1% for 2021 compared to a gross margin of 52.8% for 2020. The increase in cost of revenues was primarily driven by a $4.0 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount increases supporting our growth in the following teams: site reliability engineering, client implementation and client support, $6.8 million in higher costs of our third-party partners where we resell their solutions as part of our digital platform, $3.5 million in incremental hosting costs, both incurred from an increase in revenues derived from existing and new client growth and $0.6 million of increased amortization on intangible assets from our acquisitions. We expect the cost of revenues will continue to increase as SaaS subscription services and the associated implementation services increase over time. However, we expect gross margin to continue to improve due to operational scaling.

Fiscal 2020 Compared to Fiscal 2019

Cost of revenues increased $9.9 million, or 22.9% for 2020 compared to 2019, generating a gross margin of 52.8% for 2020 compared to a gross margin of 41.4% for 2019. The increase in cost of revenues was primarily driven by a $5.1 million increase in personnel-related costs resulting from headcount increases supporting our growth in the following teams: site reliability engineering, client implementation and client support, $4.8 million higher third-party costs and $0.5 million in incremental hosting costs, both incurred from an increase in revenues derived from existing and new client growth. These costs were partially offset by $0.6 million in lower travel and other costs primarily due to the work-from-home business environment during the COVID-19 pandemic.

Operating Expenses

	Year ended December 31,		Change		Year ended December 31,		Change
($ in thousands)	2021	2020	$	%	2020	2019	$	%
Research and development	48,800	40,209	$8,591	21.4%	40,209	32,722	$7,487	22.9%
Sales and marketing	24,543	16,774	7,769	46.3%	16,774	15,328	1,446	9.4%
General and administrative	53,380	37,276	16,104	43.2%	37,276	24,920	12,356	49.6%
Total operating expenses	$126,723	$94,259	$32,464	34.4%	$94,259	$72,970	$21,289	29.2%
Percentage of revenues	83.3%	84.1%			84.1%	99.2%

Research and Development

Fiscal 2021 Compared to Fiscal 2020

Research and development expenses increased $8.6 million, or 21.4%, for 2021 compared to 2020, primarily due to an $8.2 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. In addition we incurred $0.6 million in higher costs associated with maintaining our corporate infrastructure.

Fiscal 2020 Compared to Fiscal 2019

Research and development expenses increased $7.5 million, or 22.9%, for 2020 compared to 2019, primarily due to a $6.4 million increase in personnel-related costs resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. In addition, we incurred an $1.1 million increase in client infrastructure and other costs due to continued growth from our install base and new client growth.

Sales and Marketing

Fiscal 2021 Compared to Fiscal 2020

Sales and marketing expenses increased $7.8 million, or 46.3%, for 2021 compared to 2020, primarily due to a $5.2 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.8 million in higher conference and trade show costs due to conducting our annual client conference in September 2021 instead of our typical April timing, $0.9 million in higher consulting costs and $0.7 million in higher travel and other costs.

Fiscal 2020 Compared to Fiscal 2019

Sales and marketing expenses increased $1.4 million, or 9.4%, for 2020 compared to 2019, primarily due to a $3.1 million increase in personnel-related costs resulting from headcount growth in our sales and marketing teams and higher new sales productivity as well as higher customer success engagement costs. These costs were partially offset by $0.8 million lower travel costs for the sales team as well as $1.1 million lower costs related to our annual client conference, industry conferences and tradeshows, all primarily due to the work-from-home business environment during the COVID-19 pandemic.

General and Administrative

Fiscal 2021 Compared to Fiscal 2020

General and administrative expenses increased $16.1 million, or 43.2%, for 2021 compared to 2020, primarily due to a $13.7 million increase in personnel-related and other costs (which includes stock-based compensation) from the modification of the stock options and restricted stock units (“RSUs”) of the former Chief Executive Officer of the Company and increased headcount, including the impact from the acquisition of ACH Alert and MK, and a $2.1 million increase in non-personnel related costs from the acquisitions of ACH Alert and MK. In addition, we incurred a $1.8 million increase in accounting, audit and consulting expenses primarily in support of our IPO and public company operations, a $3.2 million increase in insurance costs for director and officer coverage and a $1.4 million increase in software costs. The increase in general and administrative expenses was offset by a $5.9 million decrease in other expenses primarily due to $6.1 million in compensation expense related to the Company’s tender offer which occurred in 2020 and did not repeat in 2021.

Fiscal 2020 Compared to Fiscal 2019

General and administrative expenses increased $12.4 million, or 49.6% for 2020 compared to 2019, primarily due to $6.1 million in compensation expense related to the Company’s tender offer, $4.3 million increase in personnel-related and other costs from increased headcount including the acquisition of ACH Alert, and a $0.8 million increase in costs related to the acquisition of ACH Alert. In addition, we incurred a $0.9 million increase in facilities costs, a $0.7 million increase in software costs and a $0.9 million increase in other costs. These higher costs were the result of additional employees to support our growth initiatives. These costs were partially offset by $1.3 million less travel, employee-related costs and lower consulting costs, all primarily due to the work-from-home business environment during the COVID-19 pandemic.

Non-operating Income (Expense)

Fiscal 2021 Compared to Fiscal 2020

Non-operating expense decreased $12.5 million for 2021 compared to 2020, primarily due to $15.8 million in non-operating loss related to the increase in fair value of our warrant liabilities and redeemable convertible preferred stock tranche right for the year ended December 31, 2020, partially offset by $3.0 million in non-operating loss related to the increase in fair value of our warrant liabilities for the year ended December 31, 2021. In connection with our IPO, warrants converted from a liability instrument to an equity instrument resulting in a reduction of the warrant liability to $0.

Fiscal 2020 Compared to Fiscal 2019

Non-operating expense increased $16.9 million, for 2020 compared to 2019, primarily due to $15.8 million in non-operating loss related to the increase in fair value of our warrant liabilities and redeemable convertible preferred stock tranche right.

Provision for Income Taxes

We had a $0.2 million for provision for income taxes for 2021 and no provision for income taxes for 2020 and 2019. As a result of our valuation allowance, income tax expense for the year ended December 31, 2021 consisted primarily of state taxes and deferred taxes related to the tax amortization of recently acquired goodwill. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets, partially offset by the tax benefits related to stock-based compensation.

Liquidity and Capital Resources

As of December 31, 2021, we had $308.6 million in cash and cash equivalents, and an accumulated deficit of $313.9 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

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

We believe that our existing cash resources, including our Credit Agreement, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for the short term (at least the next 12 months) and longer term. We may from time to time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(28,959)	$(38,145)	(39,085)
Net cash used in investing activities	(22,023)	(27,220)	(3,689)
Net cash provided by financing activities	192,273	225,046	30,194

Net Cash Used in Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $29.0 million, which consisted of a net loss of $46.8 million, adjusted by non-cash charges of $21.1 million and net cash outflows from the change in net operating assets and liabilities of $3.3 million. The non-cash charges were primarily comprised of a non-operating loss related to the increase in fair value of warrant liabilities of $3.0 million, depreciation and amortization expense of $3.4 million, and stock-based compensation expense of $14.5 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $6.8 million increase in accounts payable and accrued liabilities and a net $0.8 million in other balance sheet changes, partially offset by a $6.3 million increase in accounts receivable, and a $4.7 million increase in deferred implementation costs.

During the year ended December 31, 2020, cash used in operating activities was $38.1 million, which consisted of a net loss of $51.4 million, adjusted by non-cash charges of $20.6 million and net cash outflows from the change in net operating assets and liabilities of $7.4 million. The non-cash charges were primarily comprised of non-operating loss related to the increase in fair value of warrant and tranche right liabilities of $15.8 million, depreciation and amortization expense of $2.8 million, and stock compensation expense of $2.0 million. The net cash outflows from the change in our net operating assets and liabilities was primarily due to a $3.8 million increase in deferred implementation costs and a $3.4 million increase in accounts receivable and a net $0.2 million in other balance sheet changes.

During the year ended December 31, 2019, cash used in operating activities was $39.1 million, which consisted of a net loss of $41.9 million, adjusted by non-cash charges of $3.0 million and net cash outflows from the change in net operating assets and liabilities of $0.2 million. Non-cash charges were primarily comprised of depreciation expense of $2.2 million and stock-based compensation expense of $1.3 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $22.0 million, primarily consisting of $18.0 million for the purchase of MK, $0.3 million related to the finalization of working capital adjustments on our acquisition of ACH Alert, $2.6 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $1.1 million.

During the year ended December 31, 2020, cash used in investing activities was $27.2 million, primarily consisting of the acquisition of ACH Alert of $25.1 million and capital expenditures related to the expansion and updates to our corporate facilities of $1.6 million and computer and other equipment of $0.5 million.

During the year ended December 31, 2019, cash used in investing activities was $3.7 million, primarily consisting of capital expenditures related to the expansion and updates to our corporate facilities of $3.0 million and computer and other equipment of $0.7 million.

Net Cash Provided by Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $192.3 million, which was primarily due to the receipt of proceeds from our IPO of $192.8 million, proceeds of $9.1 million from the exercise of stock options to purchase 5.8 million shares of our common stock, and proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”) of $3.0 million, partially offset by the cash payment of our Series B dividend of $5.0 million upon the consummation of our IPO, the $4.5 million payment of deferred IPO issuance costs, and the repurchase of shares of our common stock in the amount of $3.5 million.

For the year ended December 31, 2020, net cash provided by financing activities was $225.0 million, which was primarily due to the issuance of redeemable convertible preferred stock in an amount of $213.9 million. We also borrowed $25.0 million through our term loan under our Credit Agreement for the ACH Alert acquisition. Cash flows provided from financing activities were partially offset by the repurchase of $11.3 million and $3.2 million of our common stock related to a tender offer and general repurchases, respectively.

During the year ended December 31, 2019, cash provided by financing activities was $30.2 million, primarily consisting of net proceeds of $30.0 million from the issuance of redeemable convertible preferred stock.

Credit Agreement

On October 16, 2020, we entered into our credit agreement with Silicon Valley Bank and KeyBank National Association (“Credit Agreement”). The Credit Agreement replaced our prior credit facility provided by Comerica Bank. The Credit Agreement matures on October 16, 2023 and is secured by a first priority lien on substantially all of our tangible and intangible personal property and the tangible and intangible personal property of our subsidiaries that are guarantors. In addition, the Credit Agreement includes the following:

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

Revolving Facility loans under the Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan are due in quarterly installments equal to an initial amount of approximately $0.3 million, which began on December 31, 2021 and continue through September 30, 2022 and increase to approximately $0.6 million beginning on December 31, 2022 through the Credit Agreement maturity date. Once repaid or prepaid, the Term Loan may not be re-borrowed.

Borrowings under the Credit Agreement bear interest at a variable rate based upon, at our option, either the LIBOR rate or the base rate (in each case, as customarily defined) plus an applicable margin. The minimum LIBOR rate to be applied is 1.00%. The applicable margin for LIBOR rate loans ranges, based on an applicable recurring revenue leverage ratio, from 3.00% to 3.50% per annum, and the applicable margin for base rate loans ranges from 2.00 to 2.50% per annum. Our minimum interest rate applied to term debt was 4.00% as of December 31, 2021. We are required to pay a commitment fee of 0.30% per annum on the undrawn portion available under the Revolving Facility, and variable fees on outstanding letters of credit.

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

The Credit Agreement contains customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter periods in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter periods in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $10.0 million or more. The Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit.

Total interest expense, including commitment fees and unused line fees, for the years ended December 31, 2021, 2020, and 2019, was $1.2 million, $0.5 million, and $0.1 million respectively. In conjunction with closing the Credit Agreement in 2020, we incurred issuance costs of $0.1 million which were deferred and will be amortized over the three-year term. Unamortized debt issuance costs totaled $0.1 million as of both December 31, 2021 and 2020, and less than $0.1 million as of December 31, 2019. Amortization expense totaled $0.2 million for both the years ended December 31, 2021 and 2020 and less than $0.1 million for the year ended December 31, 2019.

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

Contractual Obligations and Commitments

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.

The Company has a contractual commitment to repay its long-term debt of $24.3 million based on the defined terms of our debt agreements. Within the next 12 months, the Company is obligated to pay $1.6 million of this total debt. Refer to Note 8 of the Notes to the Consolidated Financial Statements for further details.

Additionally, we have material future purchase commitments for services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next five years is $58.2 million. Of this amount, $18.0 million is due within the next 12 months. Refer to Note 14 of the Notes to the Consolidated Financial Statements for further details.

Finally, we have operating leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating lease payments at December 31, 2021 are $25.9 million. Within the next 12 months, operating lease payments are expected to be $3.7 million. Refer to Note 14 of the Notes to the Consolidated Financial Statements for further details.

Critical Accounting Policies and Significant Judgments and Estimates

In preparing our consolidated financial statements in conformity with U.S. GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

Our most significant accounting policies, including Revenue Recognition, Deferred Costs to Obtain Client Contracts, Deferred Implementation Costs and Business Combinations, are described in Note 2 of the Notes to the Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments, or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our most critical accounting estimates include the following:

Revenue Recognition

We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solutions. SaaS subscription services are generally recognized as revenues over the term of the contract as a series of distinct SaaS services bundled into a single performance obligation. Clients are typically charged a one-time, upfront implementation fee and recurring annual and monthly access fees for the use of our digital banking solution. Implementation and integration of the digital banking platform is complex, and we have determined that the one-time, upfront services are not distinct. In determining whether implementation services are distinct from subscription services, we considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the clients’ personnel or other service providers to perform significant portions of the services. As a result, we defer any arrangement fees for implementation services and recognize such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue commencing when the client goes live on the platform, which corresponds with the date the client obtains access to our digital banking solution and begins to benefit from the service.

Our performance obligation for the SaaS series of services includes standing ready over the term of the contract to provide access to all the clients’ customers and process any transactions initiated by those customers. We invoice clients each month for the contracted minimum number of registered users with an additional amount for registered users in excess of those minimums. We recognize variable consideration related to registered user counts in excess of the contractual minimum amounts each month. SaaS subscription revenues also includes annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the subscription term.

During the term of the contract, clients may purchase additional professional services to modify or enhance their licensed SaaS solutions. These services are distinct performance obligations recognized when control of the enhancement is transferred to the client.

Deferred Costs to Obtain Client Contracts

We capitalize certain commissions as incremental costs of obtaining a client contract if we anticipate that the costs will be recoverable under the contract. Costs include commissions earned by sales teams and leaders due to the execution of client contracts along with associated employer taxes. Capitalized amounts do not include commissions which are contingent on continued employment over a substantive service period. Contingent commissions are accrued as liabilities and expensed over the requisite employment service period. Deferred commissions are amortized over the benefit period of the client relationship. Determining the benefit period over which to amortize deferred commissions requires significant judgment. We determine the period of benefit by considering factors such as the length of the initial SaaS contract, the likelihood of renewal and the estimated useful life of the underlying technology.

Deferred Implementation Costs

We capitalize certain costs to fulfill client contracts such as employee salaries, benefits, and associated payroll taxes that are directly related to the implementation of our solutions and some third-party costs, such as third-party licenses and maintenance. We only capitalize implementation costs that we anticipate will be recoverable under the contract. We begin amortizing deferred implementation costs ratably over the expected period of client benefit once access to our SaaS solution is transferred to the client. Deferred costs are amortized over the benefit period of the client relationship. Determining the benefit period over which to amortize deferred costs requires significant judgment. We determine the period of benefit by considering factors such as the length of the initial SaaS contract, the likelihood of renewal and the estimated useful life of the underlying technology.

Business Combinations

Our acquisitions are accounted for using the acquisition method of business combinations accounting. We recognize the consideration transferred (i.e. purchase price) in a business combination as well as the acquired business’ identifiable assets, liabilities, and non-controlling interests at their acquisition date fair value. The excess of the consideration transferred over the fair value of the identifiable assets, liabilities, and non-controlling interest, is recorded as goodwill in our consolidated financial statements. Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.

For acquisitions involving additional consideration to be transferred to the selling parties in the event certain future events occur or conditions are met (“contingent consideration”), we recognize the acquisition date fair value of contingent consideration as part of the consideration transferred in exchange for the business combination. Contingent consideration meeting the criteria to be classified as equity in the consolidated balance sheets is not remeasured, and its subsequent settlement is recorded within stockholders’ equity (deficit). Contingent consideration classified as a liability is remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value recognized in our consolidated statements of operations.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and future application of accounting standards.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Agreement. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under our Credit Agreement are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.
Alkami Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alkami Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alkami Technology, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Dallas, Texas
February 25, 2022

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$308,581	$166,790
Accounts receivable, net	20,821	14,103
Deferred implementation costs, current	6,272	4,745
Prepaid expenses and other current assets(1)	9,487	7,598
Total current assets	345,161	193,236
Property and equipment, net	11,828	10,461
Deferred implementation costs, net of current portion	17,991	14,858
Intangibles, net	11,164	8,266
Goodwill	48,091	16,218
Other assets	2,275	6,127
Total assets	$436,510	$249,166
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Current portion of long-term debt	$1,563	$313
Accounts payable(2)	3,649	360
Accrued liabilities	19,083	13,099
Deferred rent and tenant allowance, current	705	596
Deferred revenues, current portion	8,198	6,116
Total current liabilities	33,198	20,484
Long-term debt, net	23,053	24,566
Warrant liability	—	2,692
Deferred revenues, net of current portion	13,873	14,424
Deferred rent and tenant allowance, net of current portion	5,190	5,867
Deferred income taxes	85	—
Other non-current liabilities	16,500	1,393
Total liabilities	91,899	69,426
Commitments and contingencies (Note 12 and 14)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.001 par value, 0 and 72,799,602 shares authorized and 0 and 72,225,916 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	443,263
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized and 0 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 500,000,000 and 101,671,156 shares authorized and 89,954,657 and 4,909,529 shares issued and outstanding as of December 31, 2021 and 2020, respectively	90	5
Additional paid-in capital	658,374	—
Accumulated deficit	(313,853)	(263,528)
Total stockholders’ equity (deficit)	344,611	(263,523)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$436,510	$249,166
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements
____________
(1)    For December 31, 2020, prepaid expenses and other current assets includes $1.4 million of related party balances. See Note 15.
(2)    Includes related party accounts payable of $0.3 million for December 31, 2020. See Note 15.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Revenues	$152,159	$112,142	$73,541
Cost of revenues(1)	68,352	52,986	43,106
Gross profit	83,807	59,156	30,435
Operating expenses:
Research and development	48,800	40,209	32,722
Sales and marketing	24,543	16,774	15,328
General and administrative(2)	53,380	37,276	24,920
Total operating expenses	126,723	94,259	72,970
Loss from operations	(42,916)	(35,103)	(42,535)
Non-operating income (expense):
Interest income	487	55	267
Interest expense	(1,186)	(489)	(110)
(Loss) gain on financial instruments	(3,035)	(15,818)	509
Loss before income taxes	(46,650)	(51,355)	(41,869)
Provision for income taxes	172	—	—
Net loss	$(46,822)	$(51,355)	$(41,869)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	(277)	(5,290)	(1,212)
Net loss attributable to common stockholders	$(47,099)	$(56,645)	$(43,081)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.73)	$(11.78)	$(9.91)
Weighted average number of shares of common stock outstanding:
Basic and diluted	64,510,456	4,809,533	4,346,900

The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.
______________

(1) Includes fees paid to a significant investor of $4.4 million for each of the years ended December 31, 2021, 2020, and 2019, respectively.
See Note 15.
(2) Includes fees paid to a related party of less than $0.1 million for the year ended December 31, 2020. See Note 15.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance January 1, 2019	50,739,549	$178,813	4,180,280	$4	$—	$(153,861)	$(153,857)
Issuance of redeemable convertible preferred stock, net of issuance costs	3,540,834	29,992	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,250	—	1,250
Exercised warrants	10,000	16	—	—	—	—	—
Exercised stock options	—	—	357,675	1	297	—	298
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	1,212	—	—	(1,212)	—	(1,212)
Net loss	—	—	—	—	—	(41,869)	(41,869)
Balance December 31, 2019	54,290,383	210,033	4,537,955	5	335	(195,730)	(195,390)
Issuance of redeemable convertible preferred stock, net of issuance costs	17,935,533	227,940	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,954	—	1,954
Preferred Series E Tranche Liability	—	—	—	—	(892)	—	(892)
Exercised stock options	—	—	1,706,780	2	1,984	—	1,986
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	5,290	—	—	(3,381)	(1,909)	(5,290)
Repurchase of common stock in tender offer	—	—	(1,099,373)	(2)	—	(11,327)	(11,329)
Repurchase of common stock	—	—	(235,833)	—	—	(3,207)	(3,207)
Net loss	—	—	—	—	—	(51,355)	(51,355)
Balance December 31, 2020	72,225,916	443,263	4,909,529	5	—	(263,528)	(263,523)
Stock-based compensation	—	—	—	—	14,535	—	14,535
Exercised stock options	—	—	5,801,124	6	9,106	—	9,112
Issuance of common stock upon restricted stock unit vesting	—	—	3,368	—	—	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	—	—	122,314	—	3,005	—	3,005
Exercised warrants	—	—	211,323	—	645	—	645
Payment of Series B Dividend upon initial public offering	—	(4,969)	—	—	—	—	—
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	277	—	—	(277)	—	(277)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offerings costs	—	—	6,900,000	7	192,803	—	192,810
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,225,916)	(438,571)	72,225,916	72	438,498	—	438,570
Conversion of redeemable convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	5,727	—	5,727
Cost in connection with initial public offering	—	—	—	—	(5,674)	—	(5,674)
Repurchase of common stock	—	—	(218,917)	—	6	(3,503)	(3,497)
Net loss	—	—	—	—	—	(46,822)	(46,822)
Balance December 31, 2021	—	$—	89,954,657	$90	$658,374	$(313,853)	$344,611
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(46,822)	$(51,355)	$(41,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,443	2,775	2,226
Stock-based compensation expense	14,535	1,954	1,250
Amortization of debt issuance costs	50	61	43
Loss (gain) on financial instruments	3,035	15,818	(509)
Deferred taxes	85	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,281)	(3,381)	(2,958)
Prepaid expenses and other assets	352	(4,239)	(1,130)
Accounts payable and accrued liabilities	6,825	3,069	4,003
Deferred implementation costs	(4,659)	(3,768)	(3,773)
Deferred rent and tenant allowances	(568)	226	2,001
Deferred revenues	1,046	695	1,631
Net cash used in operating activities	(28,959)	(38,145)	(39,085)
Cash flows from investing activities:
Purchases of property and equipment	(1,120)	(2,147)	(3,689)
Capitalized software development costs	(2,577)	—	—
Acquisition of business	(18,326)	(25,073)	—
Net cash used in investing activities	(22,023)	(27,220)	(3,689)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	25,000	—
Principal payments on debt	(313)	—	—
Borrowings on line of credit	—	13,000	—
Payments on line of credit	—	(13,000)	—
Proceeds from stock option exercises	9,112	1,986	298
Proceeds from exercise of warrants	645	—	16
Proceeds from ESPP issuance	3,005	—
Proceeds on sales of preferred stock, net of issuance costs	—	213,896	29,992
Deferred IPO issuance costs paid	(4,520)	(1,154)	—
Debt issuance costs paid	—	(135)	(80)
Payments on capital lease obligations	—	(11)	(32)
Repurchase of common stock	(3,497)	(3,207)	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	192,810	—	—
Purchase of common stock in tender offer	—	(11,329)	—
Payment of Series B dividend	(4,969)	—	—
Net cash provided by financing activities	192,273	225,046	30,194
Net increase (decrease) in cash and cash equivalents and restricted cash	141,291	159,681	(12,580)
Cash, restricted cash, and cash equivalents, beginning of period	171,663	11,982	24,562
Cash, restricted cash, and cash equivalents, end of period	$312,954	$171,663	$11,982
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,100	$352	$60
Cash paid for taxes	$32	$67	$83
Supplemental disclosure of noncash investing and financing activities:
Accrued property additions	$—	$—	$467
Deferred IPO offering costs not yet paid	$—	$419	$—

(1) See Note 3 for additional information regarding noncash investing activities for the year ended December 31, 2021, related to the acquisition of MK.

The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
Notes to the Consolidated Financial Statements
(In thousands, except per share data)

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

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) set by the Financial Accounting Standards Board (“FASB”). References to U.S. GAAP issued by the FASB in these notes are to the FASB Accounting Standards Codification (“ASC”). The consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated.

The Company has no sources of other comprehensive income, and accordingly, net loss presented each period is the same as comprehensive loss.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates and assumptions include determining the timing and amount of revenue recognition, recoverability and amortization period related to costs to obtain and fulfill contracts, deferred implementation costs, and business combinations.

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, which is the Company’s chief executive officer, in deciding how to make operating decisions, allocate resources and assess performance. The Company’s chief operating decision maker allocates resources and assesses performance at the consolidated level.

Fair Value of Financial Instruments

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

See Note 12 for additional information regarding fair value measurements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2021 and 2020, $308.1 million and $143.3 million, respectively, was held in a cash equivalent money market account. The Company maintains its cash and cash equivalent balances at primarily one financial institution.

Restricted Cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amounts included in restricted cash on the consolidated balance sheets at December 31, 2021 and December 31, 2020 represent the additional cash proceeds in deposit with an escrow agent for satisfaction of contingent consideration related to the acquisition of ACH Alert, LLC (“ACH Alert”). In addition, restricted cash representing additional cash proceeds in deposit with an escrow agent for satisfaction of a holdback provision related to the acquisition of MK Decisioning Systems, LLC (“MK”) is included in the consolidated balance sheets at December 31, 2021. See Note 3 for further information.

	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$308,581	$166,790
Restricted cash included in Prepaid Expenses and other current assets	3,373	—
Restricted cash included in Other assets	1,000	4,873
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$312,954	$171,663

Accounts Receivable

Accounts receivable represents the trade receivables billed to clients and includes unbilled amounts earned and recognized as revenues prior to period end. The accounts receivable allowance reflects a reserve that reduces the Company’s client accounts receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of clients, historical collection experience, and current events. Management also analyzes historical trends of credits issued to clients and specific invoices to estimate an allowance for disputed invoices and billing errors.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization, using the straight-line method based on estimated useful lives of the related assets. Leasehold improvements are stated at cost, less accumulated depreciation and amortization, using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Repairs and maintenance are charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Capitalized Software Development Costs

Software development costs relate primarily to software coding, systems interfaces, and testing of the Company’s proprietary systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is in the application development stage until the software is ready for use. Business analysis, system evaluation, and software maintenance costs are expensed as incurred. The capitalized software development costs are reported in property and equipment, net in the consolidated balance sheets.

The Company had $2.6 million in capitalized internal software development costs as of December 31, 2021 and none as of December 31, 2020 and 2019. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

Development Costs in a Cloud Computing Arrangement

The Company capitalizes qualified development costs incurred when modifying certain internal use systems held through hosting arrangements. This is done in accordance with the requirements for capitalizing costs incurred to develop internal-use software. In accordance with current accounting guidance, these capitalized development costs are recorded within prepaid expenses and other current assets and are amortized to software license expense over the remaining fixed, non-cancellable term of the associated hosting arrangement on a straight-line basis beginning on the in-service date. The Company had $0.3 million in qualified development costs incurred in a hosting arrangement as of December 31, 2021 and none as of December 31, 2020 and 2019. As of December 31, 2021, no amounts capitalized have been placed into service.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment would be recognized if the estimated undiscounted future cash flows were less than the carrying value of the related assets. Therefore the carrying amount of such assets would be reduced to fair value. There were no impairment charges for the years ended December 31, 2021, 2020, and 2019.

Contract Balances

Client contracts under which revenues have been recognized while the Company is not yet able to invoice results in contract assets. Generally, contract assets arise as a result of reallocating revenues when discounts are more heavily weighted in the early years of a multi-year contract or the client contract has substantive minimum fees that escalate over the term of the contract. Contract assets totaled $0.7 million and $0.8 million as of December 31, 2021 and 2020, respectively, which are included in other assets in the accompanying consolidated balance sheets.

Contract liabilities are comprised of billings or payments received from the Company’s clients in advance of performance under the contract and are represented in deferred revenues in the consolidated balance sheets.

Deferred costs to obtain client contracts

The Company capitalizes certain incremental costs of obtaining a client contract if the costs are deemed recoverable. Costs include commissions and bonuses earned by sales teams and leaders due to the execution of client contracts along with associated employer taxes. Capitalized amounts do not include commissions that are contingent on continued employment over a substantive service period. Contingent commissions are accrued as liabilities and expensed over the requisite employment service period. Deferred commissions are amortized over the benefit period of the client contract. Determining the expected benefit period over which to amortize deferred commissions requires significant judgment. The Company determines the expected benefit period based upon initial contract lengths, expected renewals and the expected benefit of the underlying technology.

Deferred implementation costs

The Company capitalizes certain costs to fulfill client contracts such as employee salaries, benefits, stock-based compensation and associated payroll taxes that are directly related to the implementation of its solutions and some third-party costs, such as third-party licenses and maintenance. The Company only capitalizes implementation costs that it anticipates will be recoverable under the contract. The Company begins amortizing deferred implementation costs ratably over the expected period of client benefit once access to the software-as-a-service (“SaaS”) solution is transferred to the client. Deferred implementation costs are amortized over the benefit period of the client contract. The Company determines the period of benefit by considering factors such as the length of the initial SaaS contract, the likelihood of renewal and the estimated useful life of the underlying technology.

Revenue Recognition

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

The Company’s performance obligation for the SaaS series of services includes standing ready over the term of the contract to provide access to all of the clients’ users and process any transactions initiated by those users. The Company invoices clients each month for the contracted minimum number of registered users with an additional amount for users in excess of those minimums. The Company recognizes variable consideration related to registered user counts in excess of the contractual minimum amounts each month. SaaS subscription revenues also includes annual and monthly charges for maintenance and support services which are recognized over the subscription term. As mentioned above, SaaS contracts include a single performance obligation that consists of a series of distinct SaaS services transferred over time that are substantially the same each month. Standalone selling prices (“SSP”) is not required to allocate revenue amongst the distinct services within the series. The Company uses an analysis of pricing and discounting objectives, expected volume of users above contracted minimums and transactions, and client characteristics to ensure the revenue standards’ allocation objectives have been met. In limited circumstances when a contract calls for certain discounting to be triggered by volumes above contracted minimums, the Company is required to estimate these volumes in order to calculate revenue recognition in line with the standard’s allocation objectives.

As a part of its SaaS subscription services, the Company provides certain services within the SaaS platform using third-party applications. Contracts include monthly fees based on a minimum number of transactions and additional fees for transactions in excess of those minimums. Generally, minimum transaction fees are recognized on a straight-lined basis over the contract term. Variable consideration earned for transactions in excess of contractual minimums is recognized as revenue in the month the actual transactions are processed. For those services that are processed by third-party applications, management evaluates whether the Company is acting as a principal or an agent based upon the transfer of control of the services to the customer. The Company first obtains control of the inputs to the specific application and directs their use to create the combined output. The Company’s control is evidenced by its involvement in the integration of the application on its platform before it is transferred to the client and is further supported by the Company being primarily responsible to the clients and having discretion in establishing pricing. After evaluating each of the applications used to provide SaaS services, the Company has determined that it is acting as the principal in these transactions. Accordingly, the Company records the revenue on a gross basis and the related expenses are recorded as a component of cost of revenues.

During the term of the contract, clients may purchase additional professional services to modify or enhance their licensed SaaS solutions. These services are distinct performance obligations recognized when control of the enhancement is transferred to the client.

Cost of Revenues

The Company’s cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses, stock-based compensation, travel and related costs for employees supporting SaaS subscription, implementation and other services. This includes the costs of the implementation, client support and client success teams, development personnel responsible for maintaining and releasing updates to the platform, as well as third-party cloud-based hosting services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company’s solutions, the amortization of deferred implementation costs and acquired technology and depreciation.

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

Restricted Stock Units
RSUs issued upon and subsequent to the Company’s IPO vest upon the satisfaction of a time-based condition only. These RSUs are generally earned over a service period of three to four years and the compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period.

The Company estimates a forfeiture rate to calculate the stock-based compensation expense for its RSU awards. The Company’s forfeiture rate is based on an analysis of its actual forfeitures. The Company will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted loss per share is calculated by giving effect to all potentially dilutive common stock, which is comprised of redeemable convertible preferred stock, stock options, restricted stock units (“RSUs”), ESPP obligations, and warrants, when determining the weighted-average number of shares of common stock outstanding.

Redeemable Convertible Preferred Stock Warrants

The Company’s warrants issued in connection with financing and other arrangements were classified as liabilities. The warrants issued by the Company do not require net cash settlement, however, as the warrants were for the purchase of conditionally redeemable convertible preferred stock, which could have required the Company to transfer assets to the holder upon redemption, the Company recorded the warrants as liabilities on the accompanying consolidated balance sheets. The fair value of these warrants were recorded on the consolidated balance sheets at issuance and marked to market at each reporting period. The change in the fair value of the warrants was recorded in the consolidated statements of operations as a non-cash gain (loss) and was estimated based on the fair value of the redeemable convertible preferred stock to which the warrants related. In connection with the Company’s IPO in 2021, warrants converted from a liability instrument to an equity instrument resulting in a reduction of the warrant liability to $0. All warrants were subsequently exercised into the Company’s common stock as of December 31, 2021.

Research and Development

Research and development costs include salaries and other personnel-related costs, including employee benefits, bonuses, third-party contractor expenses, software development tools, allocated corporate expenses and other related expenses incurred in product strategy, developing new solutions and upgrading and enhancing existing solutions. Research and development costs are expensed as incurred.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs of the Company’s sales, marketing and a portion of account management employees, including salaries, sales commissions (net of capitalization) and other incentive compensation, benefits and stock-based compensation expense, travel and related costs. Sales and marketing expenses also include outside consulting fees, marketing programs, including lead generation, costs of the Company’s annual client conference, advertising, trade shows, allocated corporate expenses, other event expenses, amortization of deferred commission costs and amortization of acquired client relationships. Advertising costs are expensed when incurred and were not significant for the years ended December 31, 2021, 2020, and 2019.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with executive, finance, legal, human resources, information technology, security and compliance as well as other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other unallocated corporate-related expenses such as the cost of the Company’s facilities, employee relations, corporate telecommunication and software.

Concentrations of Credit Risk

Significant concentrations of credit risk arise from the Company’s revenues and accounts receivable. Management believes that its contract acceptance, billing, and collection policies are adequate to minimize potential credit risk. As of December 31, 2021 and 2020, no client represented more than 10% of accounts receivable. For the years ended December 31, 2021, 2020, and 2019 no client represented more than 10% of revenues.

At times cash held in financial institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) limits. Management periodically assesses the financial condition of the institutions to assess credit risk. To date, the Company has not experienced such losses and believes it is not exposed to significant credit risk. As of December 31, 2021 and 2020, cash exceeded FDIC limits by $307.8 million and $165.5 million, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the estimated future tax effects of temporary differences between the financial statement basis and tax basis of assets and liabilities given the provisions of enacted tax law. Management reviews deferred tax assets to assess their future realization by considering all available evidence, both positive and negative, to determine whether a valuation allowance is needed for all or some portion of the deferred tax assets, using a “more likely than not” standard. The assessment considers, among other matters: historical losses, a forecast of future taxable income, the duration of statutory carryback and carryforward periods, and ongoing prudent and feasible tax planning strategies. The Company reassesses the realizability of deferred tax assets regularly, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company evaluates uncertain tax positions with the presumption of audit detection and applies a “more likely than not” standard to determine the recognition of any tax benefits derived from positions taken in various federal and state filings. The Company recognizes liabilities when it believes that an uncertain tax position may not be sustained upon examination by the tax authorities. The Company’s policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. Because of the complexity of some of these uncertainties, the ultimate resolution may differ from the amounts recognized.

Business Combinations

The Company’s acquisitions are accounted for using the acquisition method of business combinations accounting. The Company recognizes the consideration transferred (i.e. purchase price) in a business combination as well as the acquired business’ identifiable assets, liabilities, and any non-controlling interests at their acquisition date fair value. The excess of the consideration transferred over the fair value of the identifiable assets, liabilities, and non-controlling interest, is recorded as goodwill in the consolidated financial statements. Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to its preliminary estimates to goodwill, provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

For acquisitions involving additional consideration to be transferred to the selling parties in the event certain future events occur or conditions are met (“contingent consideration”), we recognize the acquisition date fair value of contingent consideration as part of the consideration transferred in exchange for the business combination. Contingent consideration meeting the criteria to be classified as equity in the consolidated balance sheets is not remeasured, and its subsequent settlement is recorded within stockholders’ equity (deficit). Contingent consideration classified as a liability is remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value recognized in our consolidated statements of operations.

Intangible Assets

Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. The Company’s intangible assets are largely acquired in business combinations and include customer relationships, developed technology, and trade names. Intangible assets are amortized over the shorter of the contractual life or the estimated useful life. Intangible assets are amortized on a straight-line basis.

Estimated useful lives for intangible assets primarily consist of the following:

Customer relationships - 15 years
Developed technology - 5 or 7 years
Trade name - 2 years

Amortization of acquired developed technologies is included in Cost of revenue, and amortization of acquired customer relationships and trade names is included in Sales & marketing expenses in the accompanying consolidated statements of operations.

Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. This includes, but is not limited to, significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. There were no impairments of intangible assets during the years ended December 31, 2021, 2020, and 2019.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs a quantitative goodwill assessment and determines the fair value of the reporting unit using a combination of an income approach, employing a discounted cash flow model, and a market approach. Goodwill impairment, if any, is evaluated by comparing the reporting unit’s fair value to its carrying value. There was no goodwill impairment for the years ended December 31, 2021, 2020, and 2019.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheets and disclosing key information about leasing arrangements. The Company anticipates that the adoption of Topic 842 will impact its consolidated balance sheets as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and corresponding operating lease liabilities upon the adoption of ASU 2016-02. The Company expects to adopt the standard in fiscal year 2022 using the modified retrospective transition approach and interim periods beginning 2023. The Company continues to evaluate quantitative impacts that the adoption of this standard will have. The Company expects total assets and liabilities reported will increase relative to such amounts prior to adoption.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326),” which modifies the measurement of expected credit losses of certain financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for adoption of the new standard was delayed until calendar years beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt this new standard in interim periods beginning in 2022. This ASU is not expected to have a material impact on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing development costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing development costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements.

The Company adopted this standard effective December 31, 2021, using a prospective approach. The adoption of this new standard did not have a material impact on our consolidated financial statements. Subsequent impacts on our consolidated financial statements will depend on the magnitude of implementation costs to be incurred. Development costs capitalized subsequent to adoption are recognized in operating expenses on the consolidated statements of operations over the noncancelable period of the hosting arrangement plus any renewal periods reasonably certain to be taken.

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

The ACH Alert acquisition also involved $4.9 million of additional cash consideration that the Company placed on deposit with an escrow agent to be paid upon the continued employment of one of the owners of ACH Alert, of which $2.5 million was paid in October 2021 and $2.4 million is to be paid in October 2022. Since the payouts are contingent upon the continued and future employment of the former owner, these amounts have been excluded from the purchase price. The Company has classified the amounts held in escrow as restricted cash on the consolidated balance sheets and is accruing the estimated payouts over the requisite service period as a component of general and administrative expense on the consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company recognized compensation expense of $2.5 million and $0.6 million, respectively, related to this agreement.

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

(in thousands)	Preliminary Fair Value as of October 4, 2020	Measurement Period Adjustments	Adjusted Fair Value as of March 31, 2021
Trade accounts receivables	$915	$—	$915
Other current assets	47	(14)	33
Property and equipment	20	—	20
Goodwill	16,218	324	16,542
Intangible assets	8,450	—	8,450
Total assets acquired	$25,650	$310	$25,960
Accounts payable	$61	$5	$66
Accrued liabilities	—	4	4
Deferred revenues, current	170	—	170
Deferred revenues, net of current	346	(25)	321
Total liabilities assumed	577	(16)	561
Net assets acquired	$25,073	$326	$25,399

As of March 31, 2021, the allocation of the purchase price for ACH Alert was finalized.

The table below outlines the purchased identifiable intangible assets:

	Weighted Average Amortization Period	Total
	(in years)	(in thousands)
Identifiable intangible assets acquired:
Customer relationships	15	$5,100
Developed technology	7	3,300
Trade name	2	50
Total identifiable intangible assets		$8,450

Goodwill is mainly attributable to advantages expected from the acquisition such as giving the Company a complimentary solution to its existing platform offering, especially for banks. It is also expected to position the Company to better penetrate the banking market. This goodwill is expected to be deductible for tax purposes.

No material transaction costs are included within the consolidated statements of operations for the year ended December 31, 2021. Included within the consolidated statements of operations are transaction expenses of approximately $0.2 million for the year ended December 31, 2020.

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

The Company has classified the amounts held in escrow as restricted cash on the consolidated balance sheets. The fair value of the contingent earn-out as of December 31, 2021 is $15.5 million for which the balance is included in Other non-current liabilities on the consolidated balance sheets. The fair value of the contingent earn-out is included as contingent consideration in the total purchase price. The Company will remeasure the fair value of the contingent consideration on an ongoing basis and will record the adjustment to operating income or loss.

Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and stock price forecasts) and the probability of achieving the specific targets using a geometric binomial model. Based on the final purchase accounting, the Company determined that approximately 62% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement.

The Company’s preliminary fair value estimates and assumptions to measure the assets acquired and liabilities assumed are subject to change as the Company obtains additional information during the measurement period. The following table summarizes the fair value amounts recognized as of the acquisition date for each major class of asset acquired or liability assumed:

(in thousands)	Preliminary Fair Value as of September 10, 2021	Measurement Period Adjustments	Adjusted Fair Value as of December 31, 2021
Trade accounts receivables	$437	$—	$437
Other current assets	56	—	56
Property and equipment	41	—	41
Goodwill	31,849	(300)	31,549
Intangible assets	3,670	300	3,970
Total assets acquired	$36,053	$—	$36,053
Accounts payable and other current liabilities	$43	$—	$43
Deferred revenues, net of current	510	—	510
Total liabilities assumed	553	—	553
Net assets acquired	$35,500	$—	$35,500

As of December 31, 2021, the allocation of the purchase price for MK was finalized.

The table below outlines the purchased identifiable intangible assets:

	Weighted Average Amortization Period	Total
	(in years)	(in thousands)
Customer relationships	15	$170
Developed technology	5	3,800
Total identifiable intangible assets		$3,970

Goodwill is mainly attributable to advantages expected from the acquisition such as giving the Company a complimentary solution to its existing platform offering, especially for banks. This goodwill is expected to be deductible for tax purposes.

Transaction costs were $0.5 million for the year ended December 31, 2021 and were included in the consolidated statements of operations. For the year ended December 31, 2021, the Company had noncash investing activities of $17.5 million related to unpaid consideration for the acquisition of MK.

Note 4. Property and Equipment, Net

Depreciation expense, including amortization of assets held under capital leases, was $2.4 million, $2.6 million, and $2.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Property and equipment include $0.1 million of assets subject to a capital lease as of December 31, 2020. The Company had no financing leases as of December 31, 2021.

(in thousands)	Useful Life	December 31, 2021	December 31, 2020
Software	1 to 3 years	$3,299	$722
Computers and equipment	3 years	4,854	3,821
Furniture and fixtures	5 years	3,980	3,930
Leasehold improvements	3 to 10 years	11,712	11,650
		$23,845	$20,123
Less: accumulated depreciation		(12,017)	(9,662)
Property and Equipment, net		$11,828	$10,461

Note 5. Revenue and Deferred Costs

The Company derives the majority of its revenues from recurring monthly subscription fees charged for the use of its SaaS subscription services. Subscription revenues are generally recognized as revenue over the term of the contract as a series of distinct SaaS services bundled into a single performance obligation. Clients are usually charged a one-time, upfront implementation fee and recurring annual and monthly access fees for the use of the online digital relationship banking solution. Implementation and integration of the digital banking platform is complex, and the Company has determined that the one-time, upfront services do not transfer a promised service to the client. As these services are not distinct, they are bundled into the SaaS series of services, and the associated fees are recognized on a straight-line basis over the subscription term. Other services includes professional services and custom development.

The following table disaggregates the Company's revenue by major source for the years ended December 31, 2021, 2020, and 2019:

	Year ended December 31,
(in thousands)	2021	2020	2019
SaaS subscription services	$143,575	$105,049	$67,313
Implementation services	6,291	5,212	4,191
Other services	2,293	1,881	2,037
Total revenues	$152,159	$112,142	$73,541

The Company recognized approximately $6.4 million, $5.7 million, and $4.3 million of revenue during the years ended December 31, 2021, 2020, and 2019, respectively, that was included in deferred revenue in the accompanying balance sheets as of the beginning of each reporting period. For those contracts that were wholly or partially unsatisfied as of December 31, 2021, minimum contracted subscription revenues to be recognized in future periods total approximately $652.1 million. The Company expects to recognize approximately 43.6% percent of this amount as subscription services are transferred to customers over the next 24 months, an additional 33.2% percent in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Deferred Cost Recognition

The Company capitalized $4.0 million, $3.0 million, and $2.7 million in deferred commissions costs during the years ended December 31, 2021, 2020, and 2019, respectively, and recognized amortization of $2.1 million, $1.6 million, and $1.1 million during the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations. Deferred commissions are included in deferred implementation costs in the accompanying consolidated balance sheets in the amount of $10.8 million and $9.0 million as of December 31, 2021 and December 31, 2020, respectively.

The Company capitalized implementation costs of $6.1 million, $4.5 million, and $3.7 million during the years ended December 31, 2021, 2020, and 2019, respectively, and recognized amortization of $3.0 million, $2.2 million, and $1.6 million during the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense is included in cost of revenues in the accompanying consolidated statements of operations.

Deferred cost assets are reviewed for impairment annually or more frequently if circumstances indicate there may be an impairment. No impairment loss was recognized in relation to these capitalized costs for the years ended December 31, 2021, 2020, and 2019.

Note 6. Accounts Receivable

Accounts receivable includes the following amount at December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Trade accounts receivable	$15,991	$11,804
Unbilled receivables	3,677	2,081
Other receivables	1,355	702
Total receivables	21,023	14,587
Allowance for doubtful accounts	(39)	(323)
Reserve for estimated credits	(163)	(161)
	$20,821	$14,103

The Company charged $0.1 million to bad debt expense and relieved the allowance for doubtful accounts balance in the amount of $0.4 million for the year ended December 31, 2021 for a total allowance for doubtful accounts balance of less than $0.1 million as of December 31, 2021. The Company charged $0.3 million to bad debt expense for a total allowance for doubtful accounts balance of $0.3 million as of December 31, 2020.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Bonus accrual	$3,725	$2,636
Accrued vendor purchases	2,276	2,542
Commissions accrual	2,302	1,309
Accrued hosting services	1,264	924
Client refund liability	1,004	1,362
Deferred compensation payable	625	625
Accrued consulting and professional fees	657	207
Accrued tax liabilities	3,724	2,394
MK acquisition holdback provision	1,000	—
ESPP liability	821
Other accrued liabilities	1,685	1,100
Total accrued liabilities	$19,083	$13,099

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

Revolving Facility loans under the Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan are due in quarterly installments equal to an initial amount of approximately $0.3 million, which began December 31, 2021 and continue through September 30, 2022 and increases to approximately $0.6 million beginning on December 31, 2022 through the Credit Agreement maturity date. Once repaid or prepaid, the Term Loans may not be re-borrowed.

Borrowings under the Credit Agreement bear interest at a variable rate based upon, at the Company’s option, either the LIBOR rate or the base rate (in each case, as customarily defined) plus an applicable margin. The minimum LIBOR rate to be applied is 1.00%. The applicable margin for LIBOR rate loans ranges , based on an applicable recurring revenue leverage ratio, from 3.00% to 3.50% per annum, and the applicable margin for base rate loans ranges from 2.00 to 2.50% per annum. The Company’s minimum interest rate applied to term debt was 4.00% as of December 31, 2020. The Company is required to pay a commitment fee of 0.30% per annum on the undrawn portion available under the Revolving Facility, and variable fees on outstanding letters of credit.

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

The Credit Agreement contains customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under Revolving Facility covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $10.0 million or more. The Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of December 31, 2021.

Long-term Debt

The following table summarizes long-term debt obligations as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Term Debt	$24,688	$25,000
Less unamortized debt issuance costs	(72)	(121)
Net amount	24,616	24,879
Less current maturities of long-term debt	(1,563)	(313)
Long-term portion	$23,053	$24,566

Maturities of long-term debt outstanding as of December 31, 2021, are summarized as follows (in thousands):

2022	1,563
2023	23,125
Thereafter	—
Total	$24,688

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

Repurchase of Common Stock

For the years ended December 31, 2021 and 2020, former employees obtained a third-party offer for the purchase of shares of common stock held in the Company of 0.2 million and 0.2 million, respectively. As the Company had the right of first refusal for the sale of these shares, the Company repurchased the shares for $3.5 million and $3.2 million in 2021 and 2020, respectively, from the former employees at the price offered.

Repurchase of Common Stock in Tender Offer

On October 15, 2020, the Company offered to purchase for cash of $15.74 per share of vested stock options or common stock representing up to 20% of each employee’s holdings from employees employed on September 30, 2020. The expiration date of the tender offer was November 12, 2020, and 1.1 million of vested stock options and common stock were tendered resulting in total payments of $17.4 million, which included a $6.1 million non-recurring payment for the excess of the repurchase price over the fair value of the stock on the date of repurchase, recognized as additional compensation expense in the consolidated statements of operations.

Redeemable Convertible Preferred Stock

As of December 31, 2020, the Company was authorized to issue seven classes of stock: common stock, Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock, Series D redeemable convertible preferred stock, Series E redeemable convertible preferred stock and Series F redeemable convertible preferred stock. These preferred shares were classified as temporary equity within the Company’s consolidated balance sheet as of December 31, 2020. Immediately prior to the effectiveness of the Company’s registration statement relating to its IPO, the Company’s outstanding shares of redeemable convertible preferred stock converted into an aggregate of 72,225,916 shares of common stock. With the proceeds from its IPO, the Company paid in full accumulated dividends on its previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million. As of December 31, 2021, there was no preferred stock issued or outstanding.

Warrants

In conjunction with financing arrangements with prior lenders, the Company issued warrants for the purchase of shares of the Company’s redeemable convertible preferred stock. All of the Company’s outstanding warrants exercisable for shares of redeemable convertible preferred stock converted into warrants exercisable for 212,408 shares of common stock and were classified as equity immediately prior to the effectiveness of the Company’s registration statement relating to its IPO. All warrants were exercised for aggregate proceeds of $0.6 million during the year ended December 31, 2021.

Note 10. Equity Compensation

On February 25, 2021, the Board approved, subject to stockholder approval which, was obtained on March 23, 2021, the ESPP, pursuant to which employees would be able to purchase shares of the Company’s common stock at a 15% discount. The Board provided for a share reserve with respect to the ESPP of 2% of the total number of shares outstanding after the Company’s IPO. The Board further provided that the share reserve will be refreshed by an evergreen provision of 1% of the Company’s outstanding common stock at the end of the prior year, or such lesser amount as the Board or its Compensation Committee may determine. The Company reserved 2,205,790 shares of common stock for future issuance under the ESPP and 2,083,476 shares remain available for future issuance.

On February 25, 2021, the Board approved, subject to stockholder approval, which was obtained on March 23, 2021, the Company’s 2021 Incentive Award Plan (the “2021 Plan”), pursuant to which incentive awards may be awarded to employees, directors and consultants. The Board provided that the maximum number of shares of common stock (subject to stock splits, dividends, recapitalizations and the like) issuable under the 2021 Plan is equal to a number of shares equal to (i) 11.0% of the shares of common stock outstanding immediately prior to the effectiveness of its IPO after giving effect to the number of shares being sold in its IPO (including shares subject to outstanding equity awards, and the 2021 share reserve and the ESPP share reserve (as described above)) and assuming no exercise of the underwriters’ option to purchase additional shares, plus (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2031, equal to the lesser of: (a) 5.0% of the shares outstanding on the last day of the prior fiscal year or (b) such lesser amount as determined by the Board, plus (iii) any shares underlying awards outstanding under the 2011 Long-Term Incentive Plan, as amended (the “2011 Plan”), as of immediately prior to the effectiveness of its IPO, that are thereafter forfeited, terminated, expired or repurchased for the original purchase price thereof, subject to certain statutory limits related to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code. The Company reserved 12,131,846 shares of common stock for issuance pursuant to future awards under the 2021 Plan and 9,905,967 shares remain available for future issuance.

Stock Options

A summary of option activity is as follows:

	Options Outstanding
(in thousands except share and per share amounts)	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2021	11,603,131	$2.14	7.2	$154,581
Granted	2,811,098	16.38
Exercised	(5,801,124)	1.57		(107,259)
Forfeited	(464,252)	7.59		(5,787)
Balance, December 31, 2021	8,148,853	$7.14	7.4	$105,260

Exercisable at, December 31, 2021	4,074,965	$3.64	7.0	$66,914

The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2021, 2020 and 2019 (i) expected term of 5.5 years, 5.9 years and 6.1 years, (ii) expected volatility of 36.3%, 34.8% and 32.3%, (iii) risk-free interest rate 0.67%, 0.97% and 2.0%, (iv) expected dividend yield of 0% for all periods.

The total fair value of stock options vested during the years ended December 31, 2021, 2020, and 2019 was $6.4 million, $2.0 million, and $1.1 million, respectively.

As of December 31, 2021, the total unrecognized stock-based compensation expense related to stock options was $22.4 million, net of forfeitures, which the Company expects to recognize over the next 2.2 years.

Certain stock option grants provide the option holder the right to exercise their stock options before they vest. As of December 31, 2021 2020, and 2019, 0.7 million, 1.0 million, and $1.1 million, respectively, were exercisable that were not yet vested by the option holder at a weighted average exercise price of $3.37, $1.34, and $0.82 per share, respectively.

A summary of the status of non-vested options is as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1, 2019	5,442,275	$0.59
Granted	3,053,796	0.83
Forfeited	(390,526)	0.65
Vested	(1,893,643)	0.56
Balance, December 31, 2019	6,211,902	0.72
Granted	2,176,157	1.93
Forfeited	(624,481)	0.81
Vested	(2,790,823)	0.71
Balance, December 31, 2020	4,972,755	1.22
Granted	2,811,098	8.53
Forfeited	(452,738)	3.76
Vested	(2,543,328)	2.50
Balance, December 31, 2021	4,787,787	$6.10

All non-vested stock options issued as of the date of the option holder’s termination will be forfeited, except for certain non-vested stock options granted to executive management that have special vesting provisions upon involuntary termination or resignation. The special provisions call for the accelerated vesting of a portion of the options granted to the employee under certain circumstances.

On November 5, 2021, the Company entered into a separation agreement with the former Chief Executive Officer of the Company. The agreement resulted in a modification of the former employee's 438,783 outstanding stock options and 50,000 RSUs, which accelerated certain vesting, resulting in the recognition of $1.9 million of incremental stock-based compensation expense for the year ended December 31, 2021. An additional $8.2 million of expense will be recognized ratably over the remaining requisite service period, through December 31, 2022.

Restricted Stock Units

The Company's restricted stock units vest and settle upon the satisfaction of a service condition. The service condition for the awards is satisfied over generally three to four years.

Restricted stock unit activity was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2021	—	$—
Granted	2,915,667	28.48
Vested	(3,368)	30.21
Forfeited	(44,500)	28.89
Nonvested as of December 31, 2021	2,867,799	$28.48

As of December 31, 2021, the total unrecognized stock-based compensation expense related to RSUs was $64.9 million, net of forfeitures, which the Company expects to recognize over the next 3.8 years.

Employee Stock Purchase Plan

The first offering period commenced on May 15, 2021, and as of December 31, 2021, 112,314 shares have been issued under the ESPP.

Stock-based compensation expense was included as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cost of revenues	$1,973	$369	$219
Research and development	2,915	417	323
Sales and marketing	1,028	147	97
General and administrative	8,619	1,021	611
Total stock-based compensation expenses	$14,535	$1,954	$1,250
The amount of stock-based compensation capitalized as part of deferred implementation costs was insignificant in 2021, 2020 and 2019.

Note 11. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$—	$—	$—
State	87	—	—
Total current	$87	$—	$—
Deferred:
Federal	42	—	—
State	43	—	—
Total deferred	85	—	—
Total provision for income taxes	$172	$—	$—

The provision for income taxes results in effective rates that differ from the statutory rates. The following is a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the total tax expense (benefit) computed at the effective tax rate:

	Year ended December 31,
(In thousands)	2021		2020		2019
Computed tax at federal statutory rate applied to pre-tax loss	$(9,797)	21.0%	$(10,785)	21.0%	$(8,792)	21.0%
State income tax, net of federal tax benefit	(3,927)	8.4%	(1,708)	3.3%	(940)	2.3%
Unrealized loss (gain) on tranche liability	—	—%	2,825	(5.5)%	(62)	0.2%
Stock-based compensation	(14,905)	31.9%	(746)	1.5%	219	(0.5)%
Other permanent differences, net	388	(0.8)%	174	(0.3)%	369	(1.0)%
Executive compensation	578	(1.2)%	—	—%	—	—%
Exercise of warrants	1,162	(2.5)%	—	—%	—	—%
Return to provision adjustments	(645)	1.4%	—	—%	—	—%
Other	(111)	0.2%	(81)	0.1%	7	—%
Change in valuation allowance	27,429	(58.8)%	10,321	(20.1)%	9,199	(22.0)%
Total	$172	(0.4)%	$—	—%	$—	—%

Significant components of the Company’s net deferred tax assets and liabilities were as follows as of December 31, 2021 and 2020:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Deferred revenue	$5,440	$5,060
Deferred rent	1,453	1,592
Accrued expenses	1,806	1,658
Stock-based compensation	1,927	167
Net operating loss carryforward (federal and state)	71,055	45,708
Reserve for customer credits	290	419
Goodwill	334	87
Intangible assets	247	51
Warrant liability	—	616
Other	339	149
Total deferred tax assets	82,891	55,507
Valuation allowance for deferred tax assets	(81,634)	(54,205)
Deferred tax assets, net of valuation allowance	1,257	1,302
Deferred tax liabilities:
Fixed assets	(637)	(760)
Deferred implementation costs	(705)	(542)
Total deferred tax liabilities	(1,342)	(1,302)
Deferred income tax liabilities, net of deferred tax assets	$(85)	$—

At December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of $290.2 million and $187.1 million, respectively, of which $92.6 million for both periods is subject to limited carryforward periods and begin to expire in 2031. At December 31, 2021 and 2020, the Company had various apportioned state net operating loss carryforwards of $180.0 million and $111.9 million, respectively, which are subject to varying carryforward periods that begin to expire in 2024.

The Company’s ability to utilize net operating loss carry forwards and other tax attributes to reduce future federal taxable income is subject to potential limitations under Internal Revenue Code Section 382 (“Section 382”) and its related tax regulations. The utilization of these attributes may be limited if certain ownership changes by 5% stockholders (as defined in Treasury regulations pursuant to Section 382) and the effects of stock issuances by the Company during any three-year period result in a cumulative change or more than 50% in the beneficial ownership of the Company. At December 31, 2021, $16.1 million of our federal net operating loss carryforwards, which expire between 2031 and 2034, are subject to the annual utilization limitation. Subsequent ownership changes may further impact the limitation in future years.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. As part of the evaluation, the Company considered historical losses, future reversals of taxable temporary differences, the duration of statutory carryback and carryforward periods, and ongoing prudent and feasible tax planning strategies. As a result, at December 31, 2021 and 2020, the Company established a valuation allowance of $81.6 million and $54.2 million, respectively, for its net deferred tax assets as realization of the net deferred tax assets is not reasonably assured based upon a “more likely than not” threshold. We excluded the deferred tax liabilities related to certain indefinite-lived intangibles when calculating the valuation allowance, as these liabilities cannot be considered as a source of income when determining the realizability of the net definite-lived deferred tax assets. In addition to these indefinite-lived deferred tax liabilities, the Company also has indefinite-lived deferred tax assets which were considered as part of the Company’s net deferred tax position. The valuation allowance increased by $27.4 million and $10.3 million during the years ended December 31, 2021 and 2020, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for tax years before 2017. Operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2017 and forward remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction. The Company did not have any uncertain tax positions as of December 31, 2021 and 2020. The Company’s policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2021 and 2020, the Company did not recognize any interest or penalties.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company elected to defer the employer side of social security payments resulting in a deferred tax asset for the years ended December 31, 2021 and 2020. The Company does not expect there to be a material impact on its financial statements, and will continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 as it is issued.

Note 12. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, restricted cash and cash equivalents, accounts receivable, accounts payable, long-term debt, stock warrants and contingent consideration. The carrying values of cash, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The carrying value of long-term debt approximates its fair value due to the variable interest rate. Cash equivalents include amounts held in money market accounts that are measured at fair value using observable market prices. Warrant liabilities are valued using the Black-Scholes option pricing method and are presented at estimated fair value at the end of the reporting period. The assumptions used in preparing the Black-Scholes option pricing calculation include weighted average grant date fair value, volatility, risk-free interest rate, dividends, and weighted average expected life in years. Changes in the fair value of warrant liabilities are recognized as a gain or loss within non-operating income (expense). In connection with the Company’s IPO, warrants converted from a liability instrument to an equity instrument resulting in a reduction of the warrant liability to $0. The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. The significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are forecasts of expected future annual revenues as developed by the Company's management and the probability of achievement of those revenue forecast. Significant increases (decreases) in these unobservable inputs in isolation would likely result in a significantly (lower) higher fair value measurement.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(In thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$308,128	$308,128	$—	$—
Total Assets	$308,128	$308,128	$—	$—
Liabilities:
Contingent consideration payable	$(15,500)	$—	$—	(15,500)
Total Liabilities	$(15,500)	$—	$—	$(15,500)
(1) Includes cash sweep account, money market account, and money market funds that have investments in primarily U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements, U.S. Government Agency Repurchase Agreements, and corporate bonds that have a maturity of three months or less from the original acquisition date.

		Fair Value at Reporting Date Using
(In thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Money Market Accounts	$143,277	$143,277	$—	$—
Total Assets	$143,277	$143,277	$—	$—
Liabilities:
Warrant Liabilities	$(2,692)	$—	$—	$(2,692)
Total Liabilities	$(2,692)	$—	$—	$(2,692)

The reconciliations of the beginning and ending balances during the year ended December 31, 2021 for Level 3 assets and liabilities are as follows (in thousands):

Asset and liability categories	Beginning Level 3 Fair Value at January 1, 2021	Fair value adjustment	Adjustment for conversion to equity accounting treatment upon IPO	Ending Level 3 Fair Value at December 31, 2021
Warrant Liabilities	$(2,692)	$(3,035)	$5,727	$—

The following table represents the changes to the Company’s contingent consideration payable (in thousands):

Balance at January 1, 2021	$—
Business Combination	15,500
Balance at December 31, 2021	$15,500

Note 13. Earnings Per Share

Net loss attributable to common stockholders used in computing basic and diluted earnings per share (“EPS”) has been calculated as the net loss less Series B cumulative dividends and other adjustments to redeemable convertible preferred stock of $0.3 million and $5.3 million for the years ended December 31, 2021 and 2020, respectively. All of the Company’s outstanding series of redeemable convertible preferred stock are considered to be participating securities. The holders of the Company’s redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses; therefore, no amount of total undistributed loss is allocated to redeemable convertible preferred stock.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for 2021 and 2020, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the years ended December 31, 2021, 2020, and 2019:

	Year ended December 31,
(In thousands, except shares and per share amounts)	2021	2020	2019
Net loss	$(46,822)	$(51,355)	$(41,869)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	(277)	(5,290)	(1,212)
Net loss attributable to common stockholders	$(47,099)	$(56,645)	$(43,081)
Weighted average shares of common stock outstanding - basic and diluted	64,510,456	4,809,533	4,346,900
Loss per common share - basic and diluted	$(0.73)	$(11.78)	$(9.91)

For the years ended December 31, 2021, 2020, and 2019, the following potential shares were excluded from diluted EPS as the Company had a net loss in each period presented:

	Year ended December 31,
	2021	2020	2019
Stock options	8,148,853	11,603,131	11,857,752
Redeemable convertible preferred stock	—	72,225,916	54,290,383
Warrants	—	212,408	212,408
RSUs	2,867,799	—	—
ESPP	44,169	—	—
Total anti-dilutive common share equivalents	11,060,821	84,041,455	66,360,543

Note 14. Commitments and Contingencies

Operating and Capital Lease Commitments

The Company leases office space under non-cancellable operating leases for its corporate headquarters in Plano, Texas pursuant to a 10 year lease agreement under which the Company leases approximately 125,000 square feet of office space with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of ten years. Rent expense under operating leases was $4.6 million, $4.7 million, and $3.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company entered into a capital lease arrangement to obtain equipment for its corporate operations. This agreement expired in February 2020, and the lease was secured by the underlying leased equipment.

In August 2021, the Company entered into an agreement to sublease certain premises of its offices in Plano, Texas. The sublease is classified as an operating lease and has a term of less than three years. The Company has sublease income of $0.1 million for the year ended December 31, 2021.

Future minimum payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2021 were as follows (in thousands):

Operating Leases
2022	3,710
2023	3,773
2024	3,835
2025	3,898
2026	3,961
Thereafter	6,736
Total minimum lease payments	$25,913
Deferred Rent and Tenant Allowances

Deferred rent and tenant allowances are amortized and applied against rental expense over the lease term on a straight-line basis. As of December 31, 2021 and 2020, the Company had deferred rent and tenant allowance balances as follows:

	Year ended December 31,
(in thousands)	2021	2020
Deferred rent and tenant allowance	$5,895	$6,463
Less: current portion	(705)	(596)
Deferred rent and tenant allowance, net of current portion	$5,190	$5,867

Contractual Commitments

The Company has non-cancelable contractual commitments related to third-party products, hosting services and other service costs. The Company is party to several purchase commitments for third-party services that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. At December 31, 2021, the Company had approximately $18.0 million of purchase obligations in the next twelve months.

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

Note 15. Related Party Transactions

For the years ended December 31, 2021, 2020, and 2019, CU Cooperative Systems, Inc. (“CU Cooperative”), an investor who is also a vendor, was paid fees of $4.4 million in all three periods, which relates to services resold to the Company’s clients. As of December 31, 2021 the Company had no amounts due to CU Cooperative included in accounts payable, and as of December 31, 2020, accounts payable included amounts due to CU Cooperative of $0.3 million. Mr. Todd Clark, who has served as President and Chief Executive Officer of CU Cooperative since 2016, is a member of the Board and was designated to serve as a member of the Board by CU Cooperative. CU Cooperative held 5% or more of the Company’s capital stock as of December 31, 2020.

For the year ended December 31, 2021 and 2020, the Company employed a former owner of acquired business ACH Alert. For certain operating and lease payments made on the former owner’s behalf and lockbox cash receipts due to the Company, we included a receivable of $1.4 million from the former owner in prepaid and other current assets as of December 31, 2020. The Company had no significant receivable balance from the former owner as of December 31, 2021.

Note 16. Employee Benefit Plan

The Company sponsors a 401(k) savings plan that covers substantially all employees who have attained 21 years of age. Employees can defer a portion of their annual gross compensation up to limits established by the Internal Revenue Code. The Company currently matches employee contributions at 25% of employee contributions up to 8% of salary. Matching contributions vest 20% annually. Prior to this change, the plan provided for employer contributions to be made only at the Company’s discretion. Contributions for the years ended December 31, 2021, 2020, and 2019 were $1.2 million, $1.0 million, and $0.8 million, respectively.

Note 17. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted for the years ended December 31, 2021 and 2020. Goodwill has a carrying value of $48.1 million and $16.2 million as of December 31, 2021 and 2020, respectively.

Total intangibles, net, consisted of the following as of December 31, 2021 and 2020:

	As of December 31, 2021
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,270	$(428)	$4,842
Developed Technology	7,100	(822)	6,278
Tradenames	50	(31)	19
Subtotal amortizable intangible assets	12,420	(1,281)	11,139
Website domain name	25	—	25
Total intangible assets	$12,445	$(1,281)	$11,164

	As of December 31, 2020
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,100	$(85)	$5,015
Developed Technology	3,300	(118)	3,182
Tradenames	50	(6)	44
Subtotal amortizable intangible assets	8,450	(209)	8,241
Website domain name	25	—	25
Total intangible assets	$8,475	$(209)	$8,266

Amortization expense recognized on intangible assets was $1.1 million, $0.2 million, and $0 for the years ended December 31, 2021, 2020, 2019, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2022	$1,602
2023	1,583
2024	1,583
2025	1,583
2026	1,351
Thereafter	3,437
$11,139

Note 18. Subsequent Events

Pursuant to the terms of the annual evergreen provision in the 2021 Plan, effective January 1, 2022, the number of shares issuable thereunder automatically increased by 4,497,732 shares for a new total of 14,403,699 shares available for issuance. The Board of Directors limited the effect of the evergreen provision in the ESPP, and, effective January 1, 2022, the number of shares issuable thereunder increased by 500,000 shares for a new total of 2,583,476 shares available for issuance.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2021, the last day of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we no longer qualify as an “emerging growth company.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.

(a)

1. Financial Statements.

See the Index to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated into this item by reference.

2. Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below, which is incorporated into this item by reference.

(b)

The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX
		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date	Filed Herewith
2.1†	Asset Purchase Agreement, by and among ACH Alert, LLC, Deborah Peace, David Peace, Alkami Acquisition Corp. and Alkami Technology, Inc., dated as of October 4, 2020	S-1	2.1	3/10/2021
2.2*	Asset Purchase Agreement, dated September 10, 2021, among Alkami Technology, Inc., MK Decisioning Systems, LLC., and individuals named therein	8-K	2.1	9/13/2021
3.1	Amended and Restated Certificate of Incorporation of Alkami Technology, Inc.	8-K	3.1	4/16/2021
3.2	Amended and Restated Bylaws of Alkami Technology, Inc.	8-K	3.2	4/16/2021
4.1	Form of Specimen Stock Certificate evidencing the shares of common stock.	S-1	4.1	3/10/2021
4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among Alkami Technology, Inc. and the investors listed therein, dated as of September 24, 2020.	S-1	4.2	3/10/2021
4.3	Warrant to Purchase Stock, dated December 10, 2012, between Alkami Technology, Inc. and Silicon Valley Bank.	S-1	4.3	3/10/2021
4.4	Warrant to Purchase Stock, dated July 2, 2014, between Alkami Technology, Inc. and Comerica Bank.	S-1	4.4	3/10/2021
4.5	First Amendment to Warrant, dated July 7, 2016, between Alkami Technology, Inc. and Comerica Ventures Incorporated.	S-1	4.5	3/10/2021
4.6	Warrant to Purchase Stock, dated September 9, 2014, between Alkami Technology, Inc. and Comerica Bank.	S-1	4.6	3/10/2021
4.7	Warrant to Purchase Stock, dated July 7, 2016, between Alkami Technology, Inc. and Comerica Bank.	S-1	4.7	3/10/2021
4.8	Warrant to Purchase Stock, dated July 21, 2017, between Alkami Technology, Inc. and Comerica Bank.	S-1	4.8	3/10/2021
4.9	Warrant to Purchase Stock, dated June 28, 2019, between Alkami Technology, Inc. and Comerica Bank.	S-1	4.9	3/10/2021
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of September 6, 2017.	S-1	10.1	3/10/2021
10.2	First Amendment to Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of June 29, 2018.	S-1	10.2	3/10/2021
10.3	Second Amendment to Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of November 8, 2018.	S-1	10.3	3/10/2021
10.4	Third Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of January 7, 2019.	S-1	10.4	3/10/2021
10.5	Fourth Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of December 27, 2019.	S-1	10.5	3/10/2021

10.6	Fifth Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of November 3, 2020.	S-1	10.6	3/10/2021
10.7	Senior Secured Credit Facilities Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of October 16, 2020.	S-1	10.7	3/10/2021
10.8	Guarantee and Collateral Agreement, among Alkami Technology, Inc. as the Borrower, the other Grantors referred to therein, and Silicon Valley Bank, as Administrative Agent, dated as of October 16, 2020.	S-1	10.8	3/10/2021
10.9†	Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of June 28, 2013.	S-1	10.9	3/10/2021
10.10†	First Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of May 19, 2015.	S-1	10.10	3/10/2021
10.11†	Second Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of February 11, 2016.	S-1	10.11	3/10/2021
10.12†	Third Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of March 7, 2017.	S-1	10.12	3/10/2021
10.13†	Fourth Amendment to Bill Pay Service Reseller Referral Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of September 14, 2019.	S-1	10.13	3/10/2021
10.14†	Fifth Amendment to Bill Pay Service Reseller Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of June 1, 2020.	S-1	10.14	3/10/2021
10.15#	Alkami Technology, Inc. 2011 Long-Term Incentive Plan.	S-1	10.15	3/10/2021
10.16#	Alkami Technology, Inc. 2021 Incentive Award Plan.	S-1	10.16	3/10/2021
10.17#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1	10.17	3/10/2021
10.18#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1	10.18	3/10/2021
10.19#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1	10.19	3/10/2021
10.20#	Alkami Technology, Inc. Employee Stock Purchase Plan.	S-1	10.20	3/10/2021
10.21#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Stephen Bohanon.	S-1/A	10.21	4/05/2021
10.22#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Michael Hansen.	S-1/A	10.22	4/05/2021
10.23#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Bryan Hill.	S-1/A	10.23	4/05/2021
10.24#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Douglas A. Linebarger.	S-1/A	10.24	4/05/2021
10.25#	Form of Indemnification Agreement for directors and officers.	S-1/A	10.25	4/05/2021
10.26#	Non-Employee Director Compensation Program.	S-1/A	10.26	3/10/2021
10.27#	Senior Executive Bonus Plan	8-K	10.1	8/05/2021
10.28#	Employment Agreement, effective November 5, 2021, by and between Alkami Technology, Inc. and Alex Shootman	8-K	10.1	11/04/2021
10.29#	Transition and Separation Agreement, dated November 4, 2021, by and between Alkami Technology, Inc. and Michael Hansen	8-K	10.2	11/04/2021
10.30#	Consent and First Amendment to Credit Agreement				X
21.1	List of Subsidiaries of the Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934				X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350				X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will supplementally furnish copies of omitted schedules and exhibits to the SEC or its staff upon its request. Certain confidential portions of this Exhibit, marked by brackets and asterisks ([***]), have been omitted because the confidential omitted information is both (i) not material and (ii) information that the registrant customarily and actually treats as private or confidential.

# Indicates a management contract or compensatory plan.

† Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10)(iv).

** The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKAMI TECHNOLOGY, INC.
(Registrant)

Date:	February 25, 2022	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Bryan Hill and Doug Linebarger, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Shootman	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Alex Shootman

/s/ W. Bryan Hill	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
W. Bryan Hill

/s/ Kristy Ramundi	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Kristy Ramundi

/s/ Brian R. Smith	Director and Chairperson	February 25, 2022
Brian R. Smith

/s/ Todd Clark	Director	February 25, 2022
Todd Clark

/s/ Michael Hansen	Director	February 25, 2022
Michael Hansen

/s/ Charles Kane	Director	February 25, 2022
Charles Kane

/s/ Gene Lockhart	Director	February 25, 2022
Gene Lockhart

/s/ Steve Mitchell	Director	February 25, 2022
Steve Mitchell

/s/ Gary Nelson	Director	February 25, 2022
Gary Nelson

/s/ Raph Osnoss	Director	February 25, 2022
Raph Osnoss

/s/ Merline Saintil	Director	February 25, 2022
Merline Saintil

/s/ Barbara Yastine	Director	February 25, 2022
Barbara Yastine