Form 10-Q
period 2022-03-31
ALKAMI TECHNOLOGY, INC.
filed 2022-05-06
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-40321
ALKAMI TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware		45-3060776
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

5601 Granite Parkway,	Suite 120
Plano,	TX	75204
(Address of Principal Executive Offices)		(Zip Code)
(877) 725-5264
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALKT	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of March 31, 2022 was 90,469,637.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$187,291	$308,581
Marketable securities	111,988	—
Accounts receivable, net	23,350	20,821
Deferred implementation costs, current	6,529	6,272
Prepaid expenses and other current assets	10,721	9,487
Total current assets	339,879	345,161
Property and equipment, net	12,754	11,828
Deferred implementation costs, net of current portion	18,203	17,991
Intangibles, net	10,762	11,164
Goodwill	48,091	48,091
Other assets	1,214	2,275
Total assets	$430,903	$436,510
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Current portion of long-term debt	$1,875	$1,563
Accounts payable	2,963	3,649
Accrued liabilities	21,185	19,083
Deferred rent and tenant allowance, current	720	705
Deferred revenues, current portion	8,009	8,198
Total current liabilities	34,752	33,198
Long-term debt, net	22,438	23,053
Deferred revenues, net of current portion	13,678	13,873
Deferred rent and tenant allowance, net of current portion	5,002	5,190
Deferred income taxes	118	85
Other non-current liabilities	12,800	16,500
Total liabilities	88,788	91,899
Commitments and contingencies (Note 11 and 13)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par, 10,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par, 500,000,000 shares authorized; and 90,469,637 and 89,954,657 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	90	90
Additional paid-in capital	669,284	658,374
Accumulated deficit	(327,259)	(313,853)
Total stockholders’ equity	342,115	344,611
Total liabilities and stockholders' equity	$430,903	$436,510

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended March 31,
	2022	2021
Revenues	$44,790	$33,262
Cost of revenues	19,980	15,497
Gross profit	24,810	17,765
Operating expenses:
Research and development	14,156	10,913
Sales and marketing	7,992	5,406
General and administrative	15,668	10,385
Total operating expenses	37,816	26,704
Loss from operations	(13,006)	(8,939)
Non-operating income (expense):
Interest income	108	14
Interest expense	(288)	(310)
Loss on financial instruments	(133)	(1,644)
Loss before income taxes	(13,319)	(10,879)
Provision for income taxes	87	—
Net loss	$(13,406)	$(10,879)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	(277)
Net loss attributable to common stockholders:	$(13,406)	$(11,156)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(2.00)
Weighted average number of shares of common stock outstanding:
Basic and diluted	90,208,871	5,584,182

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(UNAUDITED)

	Three months ended March 31, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance January 1, 2022	—	$—	89,954,657	$90	$658,374	$(313,853)	$344,611
Stock-based compensation	—	—	—	—	9,974	—	9,974
Issuance of common stock upon restricted stock unit vesting	—	—	82,050	—	—	—	—
Exercised stock options	—	—	432,930	—	936	—	936
Net loss	—	—	—	—	—	(13,406)	(13,406)
Balance March 31, 2022	—	$—	90,469,637	$90	$669,284	$(327,259)	$342,115

	Three months ended March 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance January 1, 2021	72,225,916	$443,263	4,909,529	$5	—	$(263,528)	$(263,523)
Stock-based compensation	—	—	—	—	1,418	—	1,418
Exercised stock options	—	—	2,064,567	2	2,827	—	2,829
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	277	—	—	(277)	—	(277)
Repurchase of common stock	—	—	(218,917)	—	6	(3,503)	(3,497)
Net loss	—	—	—	—	—	(10,879)	(10,879)
Balance March 31, 2021	72,225,916	$443,540	6,755,179	$7	$3,974	$(277,910)	$(273,929)

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,406)	(10,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,018	786
Accrued interest on marketable securities, net	(42)	—
Stock-based compensation expense	9,974	1,418
Amortization of debt issuance costs	10	13
Gain on revaluation of contingent consideration	(2,700)	—
Loss on financial instruments	133	1,644
Deferred taxes	34	—
Changes in operating assets and liabilities:
Accounts receivable	(2,529)	(512)
Prepaid expenses and other current assets	(172)	(1,207)
Accounts payable and accrued liabilities	415	7,382
Deferred implementation costs	(469)	(556)
Deferred rent and tenant allowances	(173)	(76)
Deferred revenues	(384)	35
Net cash used in operating activities	(8,291)	(1,952)
Cash flows from investing activities:
Purchase of marketable securities	(112,079)	—
Purchases of property and equipment	(282)	(180)
Capitalized software development costs	(1,260)	(244)
Acquisition of business	—	(326)
Net cash used in investing activities	(113,621)	(750)
Cash flows from financing activities:
Principal payments on debt	(313)	—
Proceeds from stock option exercises	936	2,829
Deferred IPO issuance costs paid	—	(1,345)
Repurchase of common stock	—	(3,497)
Net cash provided by (used in) financing activities	623	(2,013)
Net decrease in cash and cash equivalents and restricted cash	(121,289)	(4,715)
Cash and cash equivalents and restricted cash, beginning of period	312,954	171,663
Cash and cash equivalents and restricted cash, end of period	$191,665	$166,948
Supplemental disclosure of noncash financing activities
Deferred IPO offering costs not yet paid	$—	$2,122

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022.

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

Restricted Cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amounts included in restricted cash on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 represent the additional cash proceeds in deposit with an escrow agent for satisfaction of contingent consideration related to the acquisition of ACH Alert, LLC (“ACH Alert”). In addition, restricted cash representing additional cash proceeds in deposit with an escrow agent for satisfaction of a holdback provision related to the acquisition of MK Decisioning Systems, LLC (“MK”) is included in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. See Note 3 for further information.

	March 31,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$187,291	$308,581
Restricted cash included in Prepaid expenses and other current assets	4,374	3,373
Restricted cash included in Other assets	—	1,000
Total cash and cash equivalents and restricted cash	$191,665	$312,954

Marketable Securities

The Company classifies its fixed income marketable securities as trading securities based on its intentions with regard to these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in the condensed consolidated statements of operations.

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

The Company had $3.8 million and $2.6 million in capitalized internal software development costs as of March 31, 2022 and December 31, 2021, respectively. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

Contract Balances

Client contracts under which revenues have been recognized while the Company is not yet able to invoice results in contract assets. Generally, contract assets arise as a result of reallocating revenues when discounts are more heavily weighted in the early years of a multi-year contract or the client contract has substantive minimum fees that escalate over the term of the contract. Contract assets totaled $0.7 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326),” which modifies the measurement of expected credit losses of certain financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for adoption of the new standard was delayed until calendar years beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt the standard in its annual report on Form 10-K for the year ending December 31, 2022 and for interim periods beginning in 2023. This ASU is not expected to have a material impact on the Company’s financial statements.

Note 3. Business Combination

ACH Alert, LLC

On October 4, 2020, the Company announced the acquisition of substantially all of the assets of ACH Alert for approximately $25 million in cash consideration. The ACH Alert acquisition also involved $4.9 million of additional cash consideration that the Company placed on deposit with an escrow agent to be paid upon the continued employment of one of the owners of ACH Alert, of which $2.5 million was paid in October 2021 and $2.4 million is to be paid in October 2022. The Company has classified the amounts held in escrow as restricted cash on the consolidated balance sheets and is accruing the estimated payouts over the requisite service period as a component of general and administrative expense on the consolidated statements of operations. For the three months ended March 31, 2022 and 2021, the Company recognized compensation expense of $0.6 million and $0.6 million, respectively, related to this agreement.

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

The Company has classified the amounts held in escrow as restricted cash on the condensed consolidated balance sheets. The fair value of the contingent earn-out both upon acquisition and as of December 31, 2021 was $15.5 million, for which the balance was included in Other non-current liabilities on the condensed consolidated balance sheets. This initial estimated fair value was included as contingent consideration in the total purchase price. The Company remeasures the fair value of the contingent consideration on an ongoing basis and records the adjustment to the condensed consolidated statements of operations. For the three months ended March 31, 2022, the Company recorded a gain on revaluation of contingent consideration of $2.7 million. As of March 31, 2022, the fair value of the contingent earn-out was $12.8 million.

Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and stock price forecasts) and the probability of achieving the specific targets using a geometric binomial model. Based on the final purchase accounting, the Company determined that approximately 62% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement. As of March 31, 2022 the Company determined that approximately 51% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement.

Note 4. Property and Equipment, Net

Depreciation expense was $0.6 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

(in thousands)	Useful Life	March 31, 2022	December 31, 2021
Software	1 to 3 years	$4,559	$3,299
Computers and equipment	3 years	5,127	4,854
Furniture and fixtures	5 years	3,982	3,980
Leasehold improvements	3 to 10 years	11,715	11,712
		$25,383	$23,845
Less: accumulated depreciation		(12,629)	(12,017)
Property and equipment, net		$12,754	$11,828

Note 5. Revenue and Deferred Costs

The Company derives the majority of its revenues from recurring monthly subscription fees charged for the use of its software-as-a-service (“SaaS”) subscription services. Subscription revenues are generally recognized as revenue over the term of the contract as a series of distinct SaaS services bundled into a single performance obligation. Clients are usually charged a one-time, upfront implementation fee and recurring annual and monthly access fees for the use of the online digital relationship banking solution. Implementation and integration of the digital banking platform is complex, and the Company has determined that the one-time, upfront services do not transfer a promised service to the client. As these services are not distinct, they are bundled into the SaaS series of services, and the associated fees are recognized on a straight-line basis over the subscription term. Other services includes professional services and custom development.

The following table disaggregates the Company's revenue by major source for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
SaaS subscription services	$42,809	$31,569
Implementation services	1,577	1,300
Other services	404	393
Total revenues	$44,790	$33,262

The Company recognized approximately $1.9 million and $1.7 million of revenue during the three months ended March 31, 2022 and 2021, respectively, which was recognized from deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of each reporting period. For those contracts that were wholly or partially unsatisfied as of March 31, 2022, minimum contracted subscription revenues to be recognized in future periods total approximately $662.3 million. The Company expects to recognize approximately 45.3% of this amount as subscription services are transferred to customers over the next 24 months, an additional 33.1% in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Deferred Cost Recognition

The Company capitalized $0.7 million and $0.3 million in deferred commissions costs during the three months ended March 31, 2022 and 2021, respectively, and recognized amortization of $0.7 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations. Deferred commissions are included in deferred implementation costs in the accompanying condensed consolidated balance sheets in the amount of $10.8 million and $10.8 million as of March 31, 2022 and December 31, 2021, respectively.

The Company capitalized implementation costs of $1.3 million and $1.3 million during the three months ended March 31, 2022 and 2021, respectively, and recognized amortization of $0.8 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No impairment loss was recognized in relation to these capitalized costs for the three months ended March 31, 2022 and 2021.

Note 6. Accounts Receivable

Accounts receivable includes the following amounts at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(in thousands)	2022	2021
Trade accounts receivable	$17,881	$15,991
Unbilled receivables	4,375	3,677
Other receivables	1,296	1,355
Total receivables	23,552	21,023
Allowance for doubtful accounts	(39)	(39)
Reserve for estimated credits	(163)	(163)
	$23,350	$20,821

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(in thousands)	2022	2021
Bonus accrual	$2,779	$3,725
Accrued vendor purchases	499	2,276
Commissions accrual	1,082	2,302
Accrued hosting services	1,335	1,264
Client refund liability	561	1,004
Deferred compensation payable	1,250	625
Accrued consulting and professional fees	1,506	657
Accrued tax liabilities	3,814	3,724
MK acquisition holdback provision	2,000	1,000
ESPP liability	2,109	821
Other accrued liabilities	4,250	1,685
Total accrued liabilities	$21,185	$19,083

Note 8. Debt

On October 16, 2020, the Company entered into a credit agreement with Silicon Valley Bank and KeyBank (“Credit Agreement”). The Credit Agreement replaced the prior credit facility provided by Comerica Bank. The Credit Agreement was scheduled to mature on October 16, 2023. The Credit Agreement included the following:
•Revolving Facility: The Credit Agreement provided $25.0 million in aggregate commitments for secured revolving loans, with sub-limits of $10.0 million for the issuance of letters of credit and $7.5 million for swingline loans (“Revolving Facility”).
•Term Loan: A term loan of $25.0 million (the “Term Loan”) was borrowed on the closing date of the Credit Agreement. The proceeds from the Term Loan were used to fund the acquisition of ACH Alert, which closed on October 4, 2020.
•Accordion Feature: The Credit Agreement also allowed the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $30.0 million.

Revolving Facility loans under the Credit Agreement were permitted to be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan were due in quarterly installments equal to an initial amount of approximately $0.3 million, which began on December 31, 2021 and were scheduled to increase to approximately $0.6 million beginning on December 31, 2022 through the Credit Agreement maturity date. Once repaid or prepaid, the Term Loan were not permitted to be re-borrowed.

Borrowings under the Credit Agreement bore interest at a variable rate based upon, at the Company’s option, either the LIBOR rate or the base rate (in each case, as customarily defined) plus an applicable margin. The minimum LIBOR rate to be applied was 1.00%. The applicable margin for LIBOR rate loans ranged, based on an applicable recurring revenue leverage ratio, from 3.00% to 3.50% per annum, and the applicable margin for base rate loans ranged from 2.00 to 2.50% per annum. The Company’s minimum interest rate applied to the Term Loan was 4.00% as of March 31, 2022. The Company was required to pay a commitment fee of 0.30% per annum on the undrawn portion available under the Revolving Facility, and variable fees on outstanding letters of credit.

All outstanding principal and accrued but unpaid interest was due, and the commitments for the Revolving Facility were scheduled to terminate, on the maturity date. The Term Loan was subject to mandatory repayment requirements in the event of certain asset sales or if certain insurance or condemnation events occurred, subject to customary reinvestment provisions. The Company was permitted to prepay the Term Loan, in whole or in part, at any time without premium or penalty.

The Credit Agreement contained customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $10.0 million or more. The Credit Agreement also contained customary events of default, which if they occurred, could have resulted in the termination of commitments under the Credit Agreement, the declaration that all outstanding loans were immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of March 31, 2022.

Long-term Debt

The following table summarizes long-term debt obligations as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Term Debt	$24,375	$24,688
Less unamortized debt issuance costs	(62)	(72)
Net amount	24,313	24,616
Less current maturities of long-term debt	(1,875)	(1,563)
Long-term portion	$22,438	$23,053

Maturities of long-term debt outstanding as of March 31, 2022, are summarized as follows (in thousands):

2022	1,250
2023	23,125
Thereafter	—
Total	$24,375

Note 9. Stockholders' Equity (Deficit)

Equity Compensation Plans

Stock-based compensation expense was included in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Cost of revenues	$978	$233
Research and development	1,884	299
Sales and marketing	750	103
General and administrative	6,162	783
Total stock-based compensation expenses	$9,774	$1,418

Note 10. Income Taxes

The Company recorded $0.1 million of income tax expense for the three months ended March 31, 2022, resulting in a negative effective tax rate of (0.7)%, compared to no income tax expense for the three months ended March 31, 2021. The decrease in the effective tax rate for the three months ended March 31, 2022 as compared to the same period in 2021, is primarily due to state income taxes and deferred taxes related to the tax amortization of acquired goodwill. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against the Company’s deferred tax assets.

The Company recognizes deferred tax assets and liabilities based on the estimated future tax effects of temporary differences between the financial statement basis and tax basis of assets and liabilities given the provisions of enacted tax law. Management reviews deferred tax assets to assess their future realization by considering all available evidence, both positive and negative, to determine whether a valuation allowance is needed for all or some portion of the deferred tax assets, using a “more likely than not” standard. The assessment considers, among other matters: historical losses, a forecast of future taxable income, the duration of statutory carryback and carryforward periods, and ongoing prudent and feasible tax planning strategies. As a result, the Company has established a valuation allowance against most of its deferred tax assets as realization is not reasonably assured based upon a “more likely than not” threshold. The Company reassesses the realizability of deferred tax assets regularly, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

Note 11. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, restricted cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and contingent consideration. The carrying values of cash, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The carrying value of long-term debt approximates its fair value due to the variable interest rate. Cash equivalents include amounts held in money market accounts that are measured at fair value using observable market prices. The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. The significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are forecasts of expected future annual revenues as developed by the Company's management and the probability of achievement of those revenue forecast. Significant increases (decreases) in these unobservable inputs in isolation would likely result in a significantly (lower) higher fair value measurement.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(In thousands)	March 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money Market Accounts(1)	$182,214	$182,214	$—	$—
U.S. Treasury debt securities	4,997	4,997	—	—
Total cash equivalents	187,211	187,211	—	—
Marketable securities:
Corporate bonds	49,873	—	49,873	—
U.S. Treasury debt securities	62,115	62,115	—	—
Total marketable securities	111,988	62,115	49,873	—
Total Assets	$299,199	$249,326	$49,873	$—
Liabilities:
Contingent consideration payable	$(12,800)	$—	$—	$(12,800)
Total Liabilities	$(12,800)	$—	$—	$(12,800)
(1) Includes cash sweep account, money market account, and money market funds that have investments primarily in U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements, U.S. Government Agency Repurchase Agreements, and corporate bonds that have a maturity of three months or less from the original acquisition date.

		Fair Value at Reporting Date Using
(In thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Money Market Accounts(1)	$308,128	$308,128	$—	$—
Total Assets	$308,128	$308,128	$—	$—
Liabilities:
Contingent consideration payable	$(15,500)	$—	$—	$(15,500)
Total Liabilities	$(15,500)	$—	$—	$(15,500)
(1) Includes cash sweep account, money market account, and money market funds that have investments primarily in U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements, U.S. Government Agency Repurchase Agreements, and corporate bonds that have a maturity of three months or less from the original acquisition date.

The following table represents the changes to the Company’s contingent consideration payable (in thousands):

Balance at December 31, 2021	$15,500
Total fair value adjustments reported in earnings (General and administrative expenses)	(2,700)
Balance at March 31, 2022	$12,800

Note 12. Earnings Per Share

Net loss attributable to common stockholders used in computing basic and diluted earnings per share (“EPS”) has been calculated as the net loss less Series B cumulative dividends and other adjustments to redeemable convertible preferred stock of $0 and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The holders of the Company’s redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses; therefore, no amount of total undistributed loss was allocated to redeemable convertible preferred stock.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three months ended March 31, 2022 and 2021, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(In thousands, except shares and per share amounts)	2022	2021
Net loss	$(13,406)	$(10,879)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	(277)
Net loss attributable to common stockholders	$(13,406)	$(11,156)
Weighted average shares of common stock outstanding - basic and diluted	90,208,871	5,584,182
Loss per common share - basic and diluted	$(0.15)	$(2.00)

For the three months ended March 31, 2022 and 2021, the following potential shares of common stock were excluded from diluted EPS as the Company had a net loss in each period presented:

	As of March 31,
	2022	2021
Stock options	7,423,122	12,190,570
Redeemable convertible preferred stock	—	72,225,916
Warrants	—	212,408
RSUs	4,572,703	—
ESPP	167,842	—
Total anti-dilutive common share equivalents	12,163,667	84,628,894

Note 13. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases for its corporate headquarters in Plano, Texas pursuant to a 10-year lease agreement under which the Company leases approximately 125,000 square feet of office space with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of ten years. Rent expense under operating leases was $1.1 million for both the three months ended March 31, 2022 and 2021.

In August 2021, the Company entered into an agreement to sublease certain premises of its offices in Plano, Texas. The sublease is classified as an operating lease and has a term of less than three years. The Company has sublease income of $0.1 million for the three months ended March 31, 2022.

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2022 were as follows (in thousands):

Operating Leases
2022 (remaining nine months)	$2,788
2023	3,773
2024	3,835
2025	3,898
2026	3,961
Thereafter	6,736
Total minimum lease payments	$24,991

Deferred Rent and Tenant Allowances

Deferred rent and tenant allowances are amortized and applied against rental expense over the lease term on a straight-line basis. As of March 31, 2022 and December 31, 2021, the Company had deferred rent and tenant allowance balances as follows:

(in thousands)	March 31, 2022	December 31, 2021
Deferred rent and tenant allowance	$5,722	$5,895
Less: current portion	(720)	(705)
Deferred rent and tenant allowance, net of current portion	$5,002	$5,190

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

Note 14. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted for the three months ended March 31, 2022. Goodwill had a carrying value of $48.1 million as of both March 31, 2022 and December 31, 2021.

Total intangibles, net, consisted of the following as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,270	$(516)	$4,754
Developed Technology	7,100	(1,130)	5,970
Tradenames	50	(37)	13
Subtotal amortizable intangible assets	12,420	(1,683)	10,737
Website domain name	25	—	25
Total intangible assets	$12,445	$(1,683)	$10,762

	As of December 31, 2021
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,270	$(428)	$4,842
Developed Technology	7,100	(822)	6,278
Tradenames	50	(31)	19
Subtotal amortizable intangible assets	12,420	(1,281)	11,139
Website domain name	25	—	25
Total intangible assets	$12,445	$(1,281)	$11,164

Amortization expense recognized on intangible assets was $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2022 (remaining nine months)	1,200
2023	1,583
2024	1,583
2025	1,583
2026	1,351
Thereafter	3,437
$10,737

Note 15. Subsequent Events

Merger with Segmint Inc.

On April 25, 2022, the Company completed its previously announced merger with Segmint Inc. ("Segmint"). Pursuant to the Merger Agreement, Segmint merged with and into a wholly owned subsidiary of the Company. Segmint operates a marketing analytics and messaging delivery platform with patented software that enables financial institutions and merchants to understand and leverage data, interact with customers, and measure results. The aggregate consideration paid in exchange for all of the outstanding equity interests of Segmint at closing was approximately $135.5 million. A portion of the consideration was placed into escrow to secure certain post-closing indemnification obligations in the Merger Agreement.

Credit Facility Amendment

On April 29, 2022, Alkami Technology, Inc. entered into an amended and restated credit agreement with Silicon Valley Bank, Comerica Bank, and Canadian Imperial Bank of Commerce (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the prior credit facility provided by Silicon Valley Bank and KeyBank National Association. The Amended Credit Agreement matures on April 29, 2025. The Amended Credit Agreement includes the following among other features:
•Revolving Facility: The Amended Credit Agreement provides $40.0 million in aggregate commitments for secured revolving loans (“Amended Revolving Facility”).
•Term Loan: A term loan of $85.0 million (the “Amended Term Loan”) was borrowed on the closing date of the Amended Credit Agreement. The additional proceeds received from the Amended Term Loan were used to replenish cash used to fund the acquisition of Segmint Inc., which closed on April 25, 2022.
•Accordion Feature: The Amended Credit Agreement also allows the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million.
Amended Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Amended Term Loan are due in quarterly installments equal to an initial amount of approximately $1.1 million, beginning on June 30, 2023 and continuing through March 31, 2024 and increasing to approximately $2.1 million beginning on June 30, 2024 through the Amended Credit Agreement maturity date. Once repaid or prepaid, the Amended Term Loan may not be re-borrowed.

Borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.00% to 3.50% per annum depending on the applicable recurring revenue leverage ratio. If the SOFR rate is ever less than 0%, then the SOFR rate shall be deemed to be 0%. The Amended Credit Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default.

Obligations under the Amended Credit Agreement are guaranteed by the Company’s subsidiaries and secured by all or substantially all of the assets of the Company and its subsidiaries pursuant to an Amended and Restated Guarantee and Collateral Agreement executed contemporaneously with the Amended Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Unless the context otherwise requires, all references in this report to the “Company,” “Alkami,” “we,” “us” and “our” refer to Alkami Technology, Inc., a Delaware corporation, and its consolidated subsidiary taken as a whole.

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. Forward-looking statements are not guarantees of future performance or results and are subject to and involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in the Annual Report on Form 10-K, may materially affect such forward-looking statements:

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

Alkami was founded to help level the playing field for FIs. Since then, our vision has been to create a platform that combines premium technology and fintech solutions in one integrated ecosystem, delivered as a software-as-a-service (“SaaS”) solution and providing our clients’ customers with a single point of access to all things digital. We have invested significant resources to build a technology stack that prioritized innovation velocity and speed-to-market given the importance of product depth and functionality in winning and retaining clients. In fiscal 2020, we acquired ACH Alert, LLC (“ACH Alert”) to pursue adjacent product opportunities, such as fraud prevention and to expand our addressable market. In addition, in September 2021, we acquired MK Decisioning Systems, LLC (“MK”), a technology platform for digital account opening, credit card and loan origination solutions.

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

•Integrations: Scalability and extensibility driven by 230 real-time integrations to back office systems and third-party fintech solutions as of March 31, 2022, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We derive our Alkami Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of March 31, 2022. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended March 31, 2022 and 2021, our total revenues were $44.8 million and $33.3 million, respectively, representing a 34.7% increase period-over-period. SaaS subscription revenues, as further described below, represented 95.6% and 94.9% of total revenues for the three months ended March 31, 2022 and 2021, respectively. We incurred net losses of $13.4 million and $10.9 million for the three months ended March 31, 2022 and 2021, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

Merger with Segmint. On April 25, 2022, subsequent to the condensed consolidated balance sheet date, the Company completed its previously announced merger with Segmint Inc. ("Segmint"). Pursuant to the Merger Agreement, Segmint merged with and into a wholly owned subsidiary of the Company. Segmint operates a marketing analytics and messaging delivery platform with patented software that enables financial institutions and merchants to understand and leverage data, interact with customers, and measure results. The aggregate consideration paid in exchange for all of the outstanding equity interests of Segmint at closing was approximately $135.5 million. A portion of the consideration was placed into escrow to secure certain post-closing indemnification obligations in the Merger Agreement.

Amended Credit Agreement. On April 29, 2022, subsequent to the condensed consolidated balance sheet date, the Company entered into an amended and restated credit agreement with Silicon Valley Bank, Comerica Bank, and Canadian Imperial Bank of Commerce (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the prior credit facility provided by Silicon Valley Bank and KeyBank National Association. The Amended Credit Agreement matures on April 29, 2025. The Amended Credit Agreement includes the following among other features:

•Revolving Facility: The Amended Credit Agreement provides $40.0 million in aggregate commitments for secured revolving loans (“Amended Revolving Facility”).
•Term Loan: A term loan of $85.0 million (the “Amended Term Loan”) was borrowed on the closing date of the Amended Credit Agreement. The additional proceeds received from the Amended Term Loan were used to replenish cash used to fund the acquisition of Segmint.
•Accordion Feature: The Amended Credit Agreement also allows the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million.
Amended Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Amended Term Loan are due in quarterly installments equal to an initial amount of approximately $1.1 million, beginning on June 30, 2023 and continuing through March 31, 2024 and increasing to approximately $2.1 million beginning on June 30, 2024 through the Amended Credit Agreement maturity date. Once repaid or prepaid, the Amended Term Loan may not be re-borrowed.

Borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.00% to 3.50% per annum depending on the applicable recurring revenue leverage ratio. If the SOFR rate is ever less than 0%, then the SOFR rate shall be deemed to be 0%. The Amended Credit Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default.

Obligations under the Amended Credit Agreement are guaranteed by the Company’s subsidiaries and secured by all or substantially all of the assets of the Company and its subsidiaries pursuant to an Amended and Restated Guarantee and Collateral Agreement executed contemporaneously with the Amended Credit Agreement.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of March 31, 2022, we served 179 FIs through the Alkami Platform and over 150 clients through the ACH Alert and MK suites of solutions, representing 38.3% annual client growth since March 31, 2021. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with 230 integrations as of March 31, 2022 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our RPU potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets. We had four client renewals in the three months ended March 31, 2022. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. In particular, our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature set. We remain committed to investing in our platform, notably through our research and development spend, which was 31.6% of our revenues for the three months ended March 31, 2022. Our future success will depend on our continued leadership in innovation.

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

Components of Results of Operations

Revenues
Our client relationships are primarily based on multi-year contracts that have an average contract life of 70 months as of March 31, 2022. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. For each client, we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

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

The following disaggregates our revenues for the three months ended March 31, 2022 and 2021 by major source:

	Three months ended March 31,
	2022	2021
(In thousands)
SaaS subscription services	$42,809	$31,569
Implementation services	1,577	1,300
Other services	404	393
Total revenues	$44,790	$33,262

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

We intend to continue to increase our investments in our implementation, client support and client success teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three months ended March 31, 2022 and 2021 was 55.4% and 53.4%, respectively.

The major components of cost of revenues represented the following percentages of revenues for the three months ended March 31, 2022: third-party hosting services (7.5%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.1%), our implementation team (10.4%), our client success team (5.7%), our development team responsible for maintaining and releasing updates to our platform (4.2%) and amortization of intangible assets (0.7%).

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

General and Administrative. General and administrative expenses consist primarily of personnel-related costs for our general and administrative teams including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation associated with our executive, finance, legal, human resources, information technology, security and compliance as well as other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other unallocated corporate-related expenses such as the cost of our facilities, employee relations, corporate telecommunication and software. In addition, these expenses are inclusive of any (gain) loss on revaluation of contingent consideration. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income from our cash balances, interest expense from borrowings under our revolving line of credit, amortization of deferred debt costs, unrealized losses on marketable securities, and changes in fair value of warrants, and tranche rights.

Provision for Income Taxes

As a result of our valuation allowance, provision for income taxes consists primarily of state income taxes and deferred taxes related to the tax amortization of acquired goodwill. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected consolidated statements of operations data for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
($ In thousands, except share and per share amounts)
Revenues	$44,790	$33,262
Cost of revenues(1)	19,980	15,497
Gross profit	24,810	17,765
Operating expenses(1):
Research and development	14,156	10,913
Sales and marketing	7,992	5,406
General and administrative	15,668	10,385
Total operating expenses	37,816	26,704
Loss from operations	(13,006)	(8,939)
Non-operating income (expense):
Interest income	108	14
Interest expense	(288)	(310)
Loss on financial instruments	(133)	(1,644)
Loss before income taxes	(13,319)	(10,879)
Provision for income taxes	87	—
Net loss	$(13,406)	$(10,879)

(1) Includes stock-based compensation expenses as follows:

	Three months ended March 31,
	2022	2021
($ in thousands)
Cost of revenues	$978	$233
Research and development	1,884	299
Sales and marketing	750	103
General and administrative	6,162	783
Total stock-based compensation expenses	$9,774	$1,418

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended March 31,
	2022	2021
($ in thousands)
Net loss	$(13,406)	$(10,879)
Provision for income taxes	87	—
Loss on financial instruments	133	1,644
Interest expense, net	180	296
Amortization of intangible assets	402	209
Depreciation	616	577
Stock-based compensation expense	9,774	1,418
Acquisition-related expenses, net (1)	(1,378)	638
Adjusted EBITDA (2)	$(3,592)	$(6,097)

(1) Acquisition-related expenses, net include the accrual of deferred compensation due to the former owner of ACH Alert, in addition to acquisition related-expenses associated with the purchase of MK and Segmint, primarily related to legal, consulting, and professional fees. These expenses are offset by the $2.7 million gain on contingent consideration related to the purchase of MK.
(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision for income taxes; (gain) loss on financial instruments; interest (income) expense, net; amortization of intangible assets; depreciation; stock-based compensation expense; and acquisition-related expenses. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $(3.6) million for the three months ended March 31, 2022 and $(6.1) million for the three months ended March 31, 2021.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues for all clients on the platform in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $176.9 million as of March 31, 2022 and $133.8 million as of March 31, 2021, an increase of $43.1 million, or 32.2%.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 12.8 million registered users as of March 31, 2022 and 10.0 million as of March 31, 2021, an increase of 2.8 million, or 28.3%.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $13.80 as of March 31, 2022 and $13.40 as of March 31, 2021, an increase of $0.40, or 3.0%.

Comparison of Three Months ended March 31, 2022 and 2021

Revenues

	Three months ended March 31,		Change
	2022	2021	$	%
($ in thousands)
Revenues	$44,790	$33,262	$11,528	34.7%

Annual Recurring Revenue (ARR)	$176,897	$133,807	$43,090	32.2%
Registered Users	12,819	9,989	2,830	28.3%
Revenue per Registered User (RPU)	$13.80	$13.40	$0.40	3.0%

Revenues increased $11.5 million, or 34.7%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase of $11.5 million in revenues for the three months ended March 31, 2022 was primarily due to registered user growth of 2.8 million, comprised of 1.5 million in registered user growth from existing clients (net of attrition) and 1.3 million in registered users from new clients implemented through our digital banking platform (contractual minimums). In addition, increased revenues were due to RPU growth of 3.0%. RPU growth was primarily driven by cross-sell activity to existing clients and higher average RPU of new clients implemented in the last 12 months on our digital banking platform compared to aggregate RPU. The average RPU of users from new clients implemented on our digital platform in the last 12 months of $14.55 as of March 31, 2022, is 5.5% higher than the aggregate RPU as of March 31, 2022.

Cost of Revenues and Gross Margin

	Three months ended March 31,		Change
	2022	2021	$	%
($ in thousands)
Cost of revenues	19,980	15,497	$4,483	28.9%
Percentage of revenues	44.6%	46.6%	(2.0)%	(4.3)%

Cost of Revenues

Cost of revenues increased $4.5 million, or 28.9%, for the three months ended March 31, 2022 compared to the same period in 2021, generating a gross margin of 55.4% for the three months ended March 31, 2022, compared to a gross margin of 53.4% for the same period in 2021.

The increase in cost of revenues for the three months ended March 31, 2022 was primarily driven by a $2.1 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount increases supporting our growth in site reliability engineering, client implementation and client support, $1.9 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, and $0.5 million in miscellaneous other costs.

Operating Expenses

	Three months ended March 31,		Change
	2022	2021	$	%
($ in thousands)
Research and development	14,156	10,913	$3,243	29.7%
Sales and marketing	7,992	5,406	2,586	47.8%
General and administrative	15,668	10,385	5,283	50.9%
Total operating expenses	$37,816	$26,704	$11,112	41.6%
Percentage of revenues	84.4%	80.3%

Research and Development

Research and development expenses increased $3.2 million, or 29.7%, for the three months ended March 31, 2022, compared to the same period in 2021. For the three months ended March 31, 2022, the increase was primarily due to a $3.3 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. In addition, we incurred $0.6 million in higher consulting costs, and $0.3 of higher hosting costs associated with internal usage. These expenses were partially offset by an increase of $1.0 million in capitalized development costs related to new strategic projects.

Sales and Marketing

Sales and marketing expenses increased $2.6 million, or 47.8%, for the three months ended March 31, 2022, compared to the same period in 2021. For the three months ended March 31, 2022, the increase was primarily due to a $2.1 million increase in personnel-related costs (which includes stock-based compensation) resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.4 million in higher tradeshow costs, and $0.2 million in higher consulting costs, partially offset by $0.1 million in lower travel costs.

General and Administrative

General and administrative expenses increased $5.3 million, or 50.9%, for the three months ended March 31, 2022, compared to the same period in 2021. For the three months ended March 31, 2022, the increase was primarily due to a $5.4 million increase in stock-based compensation and $0.7 million increase from acquisition-related expenses, net due to transaction expenses from the acquisition of Segmint. In addition, we incurred a $1.1 million increase in insurance costs for public company director and officer coverage, $0.3 million higher software costs, $0.5 million in higher miscellaneous other costs, partially offset by a gain on revaluation of contingent consideration of $2.7 million related to MK.

Non-Operating Income (Expense), Net

Non-operating expense decreased $1.6 million for the three months ended March 31, 2022, compared to same period in 2021. For the three months ended March 31, 2022, the decrease was primarily due to $1.6 million in non-operating loss related to the increase in fair value of our warrant liabilities for the three months ended March 31, 2021, partially offset by $0.3 million in non-operating loss related to an unrealized loss on marketable securities for the three months ended March 31, 2022.

Provision for Income Taxes

The Company recorded $0.1 million of income tax expense for the three months ended March 31, 2022, resulting in an effective tax rate of (0.7%), compared to no income tax expense for the three months ended March 31, 2021. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2022, we had $299.3 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $327.3 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

We have financed our operations primarily through the net proceeds we have received from the sales of our redeemable convertible preferred stock and common stock, cash generated from the sale of SaaS subscription services and borrowings under our Credit Agreement (as defined below).

On April 15, 2021, we completed our initial public offering (“IPO”), in which we issued and sold 6,900,000 shares of our common stock, including 900,000 shares of common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock at $30.00 per share. Our IPO resulted in net proceeds of $192.8 million after deducting underwriting discounts, commissions and other offering costs. With the proceeds from our IPO, the Company paid in full accumulated dividends on our previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million.

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

We believe that our existing cash resources, including our Amended and Restated Credit Agreement, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for the short term (at least the next 12 months) and longer term. We may from time to time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(8,291)	$(1,952)
Net cash used in investing activities	(113,621)	(750)
Net cash provided by (used in) financing activities	623	(2,013)

Net Cash Used in Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $8.3 million, which consisted of a net loss of $13.4 million, adjusted by non-cash charges of $8.4 million and net cash outflows from the change in net operating assets and liabilities of $3.3 million. The non-cash charges were primarily comprised of a non-operating loss related to depreciation and amortization expense of $1.0 million, and stock-based compensation expense of $10.0 million, partially offset by a gain on revaluation of contingent consideration of $2.7 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $2.5 million increase in accounts receivable, a $0.4 million decrease in deferred revenues, and a net $0.4 million in other balance sheet changes.

During the three months ended March 31, 2021, net cash used in operating activities was $2.0 million, which consisted of a net loss of $10.9 million, adjusted by non-cash charges of $3.9 million and net cash inflows from the change in net operating assets and liabilities of $5.1 million. The non-cash charges primarily were comprised of a non-operating loss related to the increase in fair value of warrant liabilities of $1.6 million, depreciation and amortization expense of $0.8 million, and stock-based compensation expense of $1.4 million. The net cash inflows from the change in our net operating assets and liabilities primarily were due to a $7.4 million increase in accounts payable and accrued liabilities, partially offset by a $1.2 million increase in prepaid expenses and other current assets and a net $1.1 million in other balance sheet changes.

Net Cash Used in Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $113.6 million, primarily consisting of $112.1 million for the purchase of marketable securities, $1.3 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $0.3 million.

During the three months ended March 31, 2021, cash used in investing activities was $0.8 million, primarily consisting of $0.3 million related to the finalization of working capital adjustments on our acquisition of ACH Alert, capital expenditures related to updates for computer and other equipment of $0.2 million and capitalized software development costs of $0.2 million.

Net Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $0.6 million, which was primarily due to proceeds of $0.9 million from the exercise of stock options to purchase 0.4 million shares of our common stock, partially offset by a principal payment on debt of $0.3 million.

For the three months ended March 31, 2021, net cash used in financing activities was $2.0 million, which primarily was due to the repurchase of common stock in the amount of $3.5 million and $1.3 million of deferred IPO issuance costs paid, partially offset by cash proceeds of $2.8 million from the exercise of options to purchase 2.1 million shares of our common stock.

Credit Agreement

On October 16, 2020, we entered into our credit agreement with Silicon Valley Bank and KeyBank National Association (“Credit Agreement”). The Credit Agreement replaced our prior credit facility provided by Comerica Bank. The Credit Agreement was scheduled to mature on October 16, 2023 and was secured by a first priority lien on substantially all of our tangible and intangible personal property and the tangible and intangible personal property of our subsidiaries that are guarantors. In addition, the Credit Agreement included the following:

•Revolving Facility: The Credit Agreement provided $25.0 million in aggregate commitments for secured revolving loans, with sub-limits of $10.0 million for the issuance of letters of credit and $7.5 million for swingline loans (“Revolving Facility”).
•Term Loan: A term loan of $25.0 million (the “Term Loan”) was borrowed on October 16, 2020. The proceeds from the Term Loan were used to partially fund the acquisition of ACH Alert.
•Accordion Feature: The Credit Agreement also allowed us, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $30.0 million.

Revolving Facility loans under the Credit Agreement were permitted to be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan were due in quarterly installments equal to an initial amount of approximately $0.3 million, which began on December 31, 2021 and were scheduled to increase to approximately $0.6 million beginning on December 31, 2022 through the Credit Agreement maturity date. Once repaid or prepaid, the Term Loan were not permitted to be re-borrowed.

Borrowings under the Credit Agreement bore interest at a variable rate based upon, at our option, either the LIBOR rate or the base rate (in each case, as customarily defined) plus an applicable margin. The minimum LIBOR rate to be applied was 1.00%. The applicable margin for LIBOR rate loans ranged, based on an applicable recurring revenue leverage ratio, from 3.00% to 3.50% per annum, and the applicable margin for base rate loans ranged from 2.00 to 2.50% per annum. Our minimum interest rate applied to the Term Loan was 4.00% as of March 31, 2022. We were required to pay a commitment fee of 0.30% per annum on the undrawn portion available under the Revolving Facility, and variable fees on outstanding letters of credit.

All outstanding principal and accrued but unpaid interest was due, and the commitments for the Revolving Facility were scheduled to terminate, on the maturity date. The Term Loan was subject to mandatory prepayment requirements in the event of certain asset sales or if certain insurance or condemnation events occurred, subject to customary reinvestment provisions. We were permitted to prepay the Term Loan in whole or in part at any time without premium or penalty.

The Credit Agreement contained customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $10.0 million or more. The Credit Agreement also contained customary events of default, which if they occurred, could have resulted in the termination of commitments under the Credit Agreement, the declaration that all outstanding loans were immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit.

Total interest expense, including commitment fees and unused line fees, for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.3 million, respectively. In conjunction with closing the Credit Agreement in 2020, we incurred issuance costs of $0.1 million which were deferred and were scheduled to be amortized over the three-year term. Unamortized debt issuance costs totaled $0.1 million and $0.1 million as of March 31, 2022 and December 31, 2021, respectively. Amortization expense was less than $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Amended Credit Agreement

On April 29, 2022, we entered into the Amended Credit Agreement with Silicon Valley Bank, Comerica Bank, and Canadian Imperial Bank of Commerce. The Amended Credit Agreement amends and restates the prior credit facility provided by Silicon Valley Bank and KeyBank National Association. The Amended Credit Agreement matures on April 29, 2025. The Amended Credit Agreement includes the following, among other features:

•Revolving Facility: The Amended Credit Agreement provides $40.0 million in aggregate commitments for the Revolving Facility.
•Term Loan: The Amended Term Loan of $85.0 million was borrowed on the closing date of the Amended Credit Agreement. The additional proceeds received from the Amended Term Loan were used to replenish cash used to fund the acquisition of Segmint Inc., which closed on April 25, 2022.
•Accordion Feature: The Amended Credit Agreement also allows the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million.

Amended Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Amended Term Loan are due in quarterly installments equal to an initial amount of approximately $1.1 million, beginning on June 30, 2023 and continuing through March 31, 2024 and increasing to approximately $2.1 million beginning on June 30, 2024 through the Amended Credit Agreement maturity date. Once repaid or prepaid, the Amended Term Loan may not be re-borrowed.

Borrowings under the Amended Credit Agreement bear interest at a variable rate based upon SOFR plus a margin of 3.00% to 3.50% per annum depending on the applicable recurring revenue leverage ratio. If the SOFR rate is ever less than 0%, then the SOFR rate shall be deemed to be 0%.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of March 31, 2022 compared to those discussed as of December 31, 2021 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

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

Critical Accounting Policies and Significant Judgments and Estimates

In preparing our unaudited consolidated financial statements in conformity with GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our Amended Credit Agreement. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under our Amended Credit Agreement are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2022, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
2.1*	Merger Agreement, dated March 25, 2022, among Alkami Technology, Inc., Segmint Inc. and the other parties thereto	8-K	001-40321	2.1	3/28/2022
10.1*	Senior Secured Credit Facilities Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of April 29, 2022	8-K	001-40321	10.1	5/2/2022
10.2*	Amended and Restated Guarantee and Collateral Agreement, among Alkami Technology, Inc. as the Borrower, the other Grantors referred to therein, and Silicon Valley Bank, as Administrative Agent, dated as of April 29, 2022	8-K	001-40321	10.2	5/2/2022
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

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

Alkami Technology, Inc.

Date:	May 6, 2022	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)