Form 10-Q
period 2022-09-30
ALKAMI TECHNOLOGY, INC.
filed 2022-11-04
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of September 30, 2022 was 91,477,997.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$96,636	$308,581
Marketable securities	112,215	—
Accounts receivable, net	26,304	20,821
Deferred implementation costs, current	7,053	6,272
Prepaid expenses and other current assets	13,108	9,487
Total current assets	255,316	345,161
Property and equipment, net	13,468	11,828
Deferred implementation costs, net of current portion	21,013	17,991
Intangibles, net	44,290	11,164
Goodwill	146,036	48,091
Other assets	5,162	2,275
Total assets	$485,285	$436,510
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Current portion of long-term debt	$2,125	$1,563
Accounts payable	3,214	3,649
Accrued liabilities	25,276	19,083
Deferred rent and tenant allowance, current	750	705
Deferred revenues, current portion	8,673	8,198
Total current liabilities	40,038	33,198
Long-term debt, net	82,415	23,053
Deferred revenues, net of current portion	13,597	13,873
Deferred rent and tenant allowance, net of current portion	4,620	5,190
Deferred income taxes	341	85
Other non-current liabilities	16,400	16,500
Total liabilities	157,411	91,899
Commitments and contingencies (Note 11 and 13)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par, 10,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par, 500,000,000 shares authorized; and 91,477,997 and 89,954,657 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	91	90
Additional paid-in capital	695,324	658,374
Accumulated deficit	(367,541)	(313,853)
Total stockholders’ equity	327,874	344,611
Total liabilities and stockholders' equity	$485,285	$436,510

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	53,412	39,761	$148,732	$109,724
Cost of revenues(1)	25,844	17,387	69,081	49,064
Gross profit	27,568	22,374	79,651	60,660
Operating expenses:
Research and development	18,222	12,877	48,973	35,897
Sales and marketing	9,721	7,216	27,822	17,858
General and administrative	18,337	12,415	54,114	34,348
Acquisition-related expenses, net	737	915	155	2,177
Amortization of acquired intangibles	370	93	796	274
Total operating expenses	47,387	33,516	131,860	90,554
Loss from operations	(19,819)	(11,142)	(52,209)	(29,894)
Non-operating income (expense):
Interest income	851	223	1,383	364
Interest expense	(1,185)	(300)	(2,336)	(908)
Loss on financial instruments	(59)	—	(446)	(3,035)
Loss before income taxes	(20,212)	(11,219)	(53,608)	(33,473)
Provision (benefit) for income taxes	(163)	—	80	—
Net loss	$(20,049)	$(11,219)	$(53,688)	$(33,473)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	—	—	(277)
Net loss attributable to common stockholders:	$(20,049)	$(11,219)	$(53,688)	$(33,750)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.13)	$(0.59)	$(0.60)
Weighted average number of shares of common stock outstanding:
Basic and diluted	91,182,235	87,641,416	90,703,061	56,320,288
(1) Includes amortization of acquired technology of $1.4 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $2.6 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(UNAUDITED)

	Three months ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance June 30, 2022	—	$—	91,036,107	$91	$682,946	$(347,492)	$335,545
Stock-based compensation	—	—	—	—	12,147	—	12,147
Issuance of common stock upon restricted stock unit vesting	—	—	114,029	—	—	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	—	—	—	—	—	—	—
Exercised stock options	—	—	327,861	—	827	—	827
Payments for taxes related to net settlement of equity awards	—	—	—	—	(596)	—	(596)
Net loss	—	—	—	—	—	(20,049)	(20,049)
Balance September 30, 2022	—	$—	91,477,997	$91	$695,324	$(367,541)	$327,874

	Three months ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance June 30, 2021	—	$—	87,186,730	$87	$640,457	$(289,285)	$351,259
Stock-based compensation	—	—	—	—	3,352	—	3,352
Exercised stock options	—	—	749,800	1	1,480	—	1,481
Exercised warrants	—	—	211,323	—	645	—	645
Net loss	—	—	—	—	—	(11,219)	(11,219)
Balance September 30, 2021	—	$—	88,147,853	$88	$645,934	$(300,504)	$345,518

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(UNAUDITED)

	Nine months ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2021	—	$—	89,954,657	$90	$658,374	$(313,853)	$344,611
Stock-based compensation	—	—	—	—	33,596	—	33,596
Issuance of common stock upon restricted stock unit vesting	—	—	392,337	—	—	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	—	—	199,887	—	1,841	—	1,841
Exercised stock options	—	—	931,116	1	2,109	—	2,110
Payments for taxes related to net settlement of equity awards	—	—	—	—	(596)	—	(596)
Net loss	—	—	—	—	—	(53,688)	(53,688)
Balance September 30, 2022	—	$—	91,477,997	$91	$695,324	$(367,541)	$327,874

	Nine months ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2020	72,225,916	$443,263	4,909,529	$5	$—	$(263,528)	$(263,523)
Stock-based compensation	—	—	—	—	7,793	—	7,793
Exercised stock options	—	—	4,120,002	4	6,413	—	6,417
Exercised warrants	—	—	211,323	—	645	—	645
Payment of Series B Dividend upon initial public offering	—	(4,969)	—	—	—	—	—
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	277	—	—	(277)	—	(277)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	—	6,900,000	7	192,803	—	192,810
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,225,916)	(438,571)	72,225,916	72	438,498	—	438,570
Conversion of redeemable convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	5,727	—	5,727
Costs in connection with initial public offering	—	—	—	—	(5,674)	—	(5,674)
Repurchase of common stock	—	—	(218,917)	—	6	(3,503)	(3,497)
Net loss	—	—	—	—	—	(33,473)	(33,473)
Balance September 30, 2021	—	$—	88,147,853	$88	$645,934	$(300,504)	$345,518

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(53,688)	$(33,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,512	2,384
Accrued interest on marketable securities, net	(67)	—
Stock-based compensation expense	33,596	7,793
Amortization of debt issuance costs	112	39
Gain on revaluation of contingent consideration	(2,700)	—
Loss on financial instruments	446	3,035
Deferred taxes	(80)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,688)	(5,741)
Prepaid expenses and other current assets	(2,802)	(689)
Accounts payable and accrued liabilities	3,590	12,758
Deferred implementation costs	(3,804)	(1,612)
Deferred rent and tenant allowances	(525)	(397)
Deferred revenues	53	(899)
Net cash used in operating activities	(24,045)	(16,802)
Cash flows from investing activities:
Purchase of marketable securities	(164,093)	—
Proceeds from maturities and redemptions of marketable securities	51,500	—
Purchases of property and equipment	(964)	(870)
Capitalized software development costs	(2,778)	(1,275)
Acquisition of business, net of cash acquired(1)	(131,339)	(18,326)
Net cash used in investing activities	(247,674)	(20,471)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	85,000	—
Principal payments on debt	(24,688)	—
Debt issuance costs paid	(773)	—
Proceeds from exercise of warrants	—	645
Proceeds from ESPP issuance	1,841	—
Payments for taxes related to net settlement of equity awards	(596)	—
Proceeds from stock option exercises	2,109	6,417
Deferred IPO issuance costs paid	—	(4,520)
Repurchase of common stock	—	(3,497)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	192,810
Payment of Series B dividend	—	(4,969)
Net cash provided by financing activities	62,893	186,886
Net (decrease) increase in cash and cash equivalents and restricted cash	(208,826)	149,613
Cash and cash equivalents and restricted cash, beginning of period	312,954	171,663
Cash and cash equivalents and restricted cash, end of period	$104,128	$321,276

(1) See Note 3 for additional information regarding noncash investing activities for the nine months ended September 30, 2022 and 2021, related to the acquisition of MK.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022.

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

Restricted Cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amounts included in restricted cash on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021 represent the additional cash proceeds in deposit with an escrow agent for satisfaction of contingent consideration related to the acquisition of ACH Alert, LLC (“ACH Alert”). In addition, restricted cash representing additional cash proceeds in deposit with an escrow agent for satisfaction of a holdback provision related to the acquisitions of MK Decisioning Systems, LLC (“MK”) and Segmint Inc. (“Segmint”) is included in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. See Note 3 for further information.

	September 30,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$96,636	$308,581
Restricted cash included in Prepaid expenses and other current assets	4,392	3,373
Restricted cash included in Other assets	3,100	1,000
Total cash and cash equivalents and restricted cash	$104,128	$312,954

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

The Company had $5.3 million and $2.6 million in capitalized internal software development costs as of September 30, 2022 and December 31, 2021, respectively. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

Contract Balances

Client contracts under which revenues have been recognized while the Company is not yet able to invoice results in contract assets. Generally, contract assets arise as a result of reallocating revenues when discounts are more heavily weighted in the early years of a multi-year contract or the client contract has substantive minimum fees that escalate over the term of the contract. Contract assets totaled $0.5 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

Contract liabilities are comprised of billings or payments received from the Company’s clients in advance of performance under the contract and are represented in deferred revenues in the condensed consolidated balance sheets.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheets and disclosing key information about leasing arrangements. The Company anticipates that the adoption of Topic 842 will impact its consolidated balance sheets as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and corresponding operating lease liabilities upon the adoption of ASU 2016-02. The Company expects to adopt the standard in fiscal year 2022 using the modified retrospective transition approach and for interim periods beginning 2023. The Company continues to evaluate quantitative impacts that the adoption of this standard will have. The Company expects total assets and liabilities reported will increase relative to such amounts prior to adoption.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if the acquiring entity had originated the related revenue contracts. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that early adopts this guidance in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company early adopted the standard during the second quarter of 2022, has applied the related accounting to the business combination completed in the current fiscal year and will apply the standard to all business combinations completed prospectively. The adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.

Note 3. Business Combination

ACH Alert, LLC

On October 4, 2020, the Company announced the acquisition of substantially all of the assets of ACH Alert for approximately $25 million in cash consideration. The ACH Alert acquisition also involved $4.9 million of additional cash consideration that the Company placed on deposit with an escrow agent to be paid upon the continued employment of one of the owners of ACH Alert, of which $2.5 million was paid in October 2021 and $2.4 million was paid in October 2022. The Company has classified the amounts held in escrow as restricted cash on the condensed consolidated balance sheets and is accruing the estimated payouts over the requisite service period as a component of acquisition-related expenses on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recognized compensation expense of $0.5 million and $1.7 million, respectively, and for the three and nine months ended September 30, 2021, the Company recognized compensation expense of $0.6 million and $1.9 million, respectively, related to this agreement.

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

The Company has classified the amounts held in escrow as restricted cash on the condensed consolidated balance sheets. The fair value of the contingent earn-out both upon acquisition and as of December 31, 2021 was $15.5 million, for which the balance was included in Other non-current liabilities on the condensed consolidated balance sheets. This initial estimated fair value was included as contingent consideration in the total purchase price. The Company remeasures the fair value of the contingent consideration on an ongoing basis and records the adjustment to the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recorded a gain on revaluation of contingent consideration of $0 and $2.7 million, respectively. As of September 30, 2022, the fair value of the contingent earn-out was $12.8 million.

Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and stock price forecasts) and the probability of achieving the specific targets using a geometric binomial model. Based on the final purchase accounting, the Company estimated that approximately 62% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement. As of September 30, 2022, the Company determined that approximately 51% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement.

Transaction costs included in the condensed consolidated statements of operations for both the three and nine months ended September 30, 2021 were $0.3 million. For the nine months ended September 30, 2022 and 2021, the Company had noncash investing activities of $12.8 million and $17.5 million, respectively, related to unpaid consideration for the acquisition of MK.

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

The aggregate consideration paid in exchange for all of the outstanding equity interests of Segmint was approximately $135.0 million (the "Merger Consideration"). A portion of the Merger Consideration of approximately $3.1 million was placed into escrow to secure certain post-closing indemnification obligations in the Merger Agreement.

As of September 30, 2022, the allocation of the purchase price for Segmint has not been finalized. The preliminary purchase price allocations are based upon the preliminary valuation of assets and liabilities. These estimates and assumptions are subject to change as the Company obtains additional information during the measurement period. The following table summarizes the fair value amounts recognized as of the acquisition date for each major class of asset acquired or liability assumed, as well as adjustments made during the measurement period:

(in thousands)	Preliminary Fair Value as of April 25, 2022	Measurement Period Adjustments	Adjusted Fair Value as of September 30, 2022
Cash	$—	$601	$601
Trade accounts receivables	1,788	7	1,795
Other current assets	323	(8)	315
Property and equipment	35	—	35
Goodwill	99,310	(1,365)	97,945
Intangible assets	35,400	1,100	36,500
Total assets acquired	$136,856	$335	$137,191
Accounts payable	$768	$16	$784
Accrued liabilities	188	73	261
Deferred revenues, current	145	—	145
Deferred tax liability	—	336	336
Other non-current liabilities	625	—	625
Total liabilities assumed	1,726	425	2,151
Net assets acquired	$135,130	$(90)	$135,040
Less cash acquired	—	(601)	(601)
Total cash consideration for acquisition, less cash acquired	$135,130	$(691)	$134,439

The measurement period adjustments recorded for the three months ended September 30, 2022 are related to post-closing working capital adjustments, cash account amounts received as part of assets, revised estimates for intangible assets, and assumption of deferred tax liabilities.

The table below outlines the purchased identifiable intangible assets:

	Weighted Average Amortization Period	Total
	(in years)	(in thousands)
Customer relationships	15	$15,200
Developed technology	5	20,600
Trade names	10	700
Total identifiable intangible assets		$36,500

Goodwill resulted from the acquisition as it is intended to augment and diversify the Company’s single reportable segment and provide a complimentary solution to its existing platform offering. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of Segmint, the goodwill is not deductible for tax purposes.

The Company estimated and recorded a net deferred tax liability of $0.3 million after offsetting the acquired available tax attributes with the intangible assets shown in the table above. Refer to Note 10 for discussion of the partial release of the Company’s pre-existing valuation allowance relating to the net deferred tax liability.

For the three and nine months ended September 30, 2022, the Company recognized acquisition-related expenses of $0.2 million and $1.1 million, respectively, related to the acquisition of Segmint.

Note 4. Property and Equipment, Net

Depreciation and amortization expense was $0.6 million and $1.9 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2021, respectively.

Property and equipment, net includes the following amounts at September 30, 2022 and December 31, 2021:

(in thousands)	Useful Life	September 30, 2022	December 31, 2021
Software	2 to 5 years	$6,442	$3,299
Computers and equipment	3 years	5,453	4,854
Furniture and fixtures	5 years	3,984	3,980
Leasehold improvements	3 to 10 years	11,715	11,712
		$27,594	$23,845
Less: accumulated depreciation and amortization		(14,126)	(12,017)
Property and equipment, net		$13,468	$11,828

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

The following table disaggregates the Company's revenue by major source for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
SaaS subscription services	$50,697	$37,486	$141,287	$103,582
Implementation services	1,922	1,591	5,503	4,604
Other services	793	684	1,942	1,538
Total revenues	$53,412	$39,761	$148,732	$109,724

The Company recognized approximately $12.5 million of revenue during the nine months ended September 30, 2022 which was recognized from deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of September 30, 2022, minimum contracted subscription revenues to be recognized in future periods total approximately $755.2 million. The Company expects to recognize approximately 47.1% of this amount as subscription services are transferred to customers over the next 24 months, an additional 32.0% in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Deferred Cost Recognition

The Company capitalized $2.3 million and $4.0 million in deferred commissions costs during the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, and recognized amortization of $0.7 million and $2.1 million during the three and nine months ended September 30, 2022, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2021, respectively. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred implementation costs in the accompanying condensed consolidated balance sheets in the amount of $12.7 million and $10.8 million as of September 30, 2022 and December 31, 2021, respectively.

The Company capitalized implementation costs of $1.9 million and $4.8 million during the three and nine months ended September 30, 2022, respectively, and $1.3 million and $4.0 million during the three and nine months ended September 30, 2021, respectively, and recognized amortization of $1.0 million and $2.9 million during the three and nine months ended September 30, 2022, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2021, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred implementation costs in the accompanying condensed consolidated balance sheets in the amount of $15.4 million and $13.5 million as of September 30, 2022 and December 31, 2021, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No impairment loss was recognized in relation to these capitalized costs for the three and nine months ended September 30, 2022 and 2021.

Note 6. Accounts Receivable

Accounts receivable includes the following amounts at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021
Trade accounts receivable	$22,201	$15,991
Unbilled receivables	4,034	3,677
Other receivables	588	1,355
Total receivables	26,823	21,023
Allowance for doubtful accounts	(183)	(39)
Reserve for estimated credits	(336)	(163)
	$26,304	$20,821

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021
Bonus accrual	$7,105	$3,725
Accrued vendor purchases	1,275	2,276
Commissions accrual	1,469	2,302
Accrued hosting services	847	1,264
Client refund liability	322	1,004
Deferred compensation payable	2,384	625
Accrued consulting and professional fees	371	657
Accrued tax liabilities	3,005	3,724
MK acquisition holdback provision	2,000	1,000
ESPP liability	877	821
Other accrued liabilities	5,621	1,685
Total accrued liabilities	$25,276	$19,083

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
•Term Loan: A term loan of $85.0 million (the “Amended Term Loan”) was borrowed on the closing date of the Amended Credit Agreement. The additional proceeds received from the Amended Term Loan were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022.
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

Borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.00% to 3.50% per annum depending on the applicable recurring revenue leverage ratio. If the SOFR rate is ever less than 0%, then the SOFR rate shall be deemed to be 0%. The Amended Credit Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to pay a commitment fee of 0.25% per annum on the undrawn portion available under the Amended Revolving Facility, and variable fees on outstanding letters of credit. The Company has a standby letter of credit in the amount of $0.3 million, which serves as security under the lease relating to the Company’s office space that expires in 2028.

Obligations under the Amended Credit Agreement are guaranteed by the Company’s subsidiaries and secured by all or substantially all of the assets of the Company and its subsidiaries pursuant to an Amended and Restated Guarantee and Collateral Agreement executed contemporaneously with the Amended Credit Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $15.0 million or more. The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of September 30, 2022.

Long-term Debt

The following table summarizes long-term debt obligations as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Term Debt	$85,000	$24,688
Less unamortized debt issuance costs	(460)	(72)
Net amount	84,540	24,616
Less current maturities of long-term debt	(2,125)	(1,563)
Long-term portion	$82,415	$23,053

Maturities of long-term debt outstanding as of September 30, 2022, are summarized as follows (in thousands):

2022	—
2023	3,188
2024	7,438
2025	74,374
Thereafter	—
Total	$85,000

Note 9. Stockholders' Equity (Deficit)

Equity Compensation Plans

Stock-based compensation expense was included in the condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenues	$1,244	$544	$3,278	$1,242
Research and development	3,023	793	7,487	1,795
Sales and marketing	1,112	266	2,859	609
General and administrative	6,535	1,748	19,332	4,147
Total stock-based compensation expenses	$11,914	$3,351	$32,956	$7,793

Note 10. Income Taxes

The Company recorded an income tax benefit of $0.2 million and an income tax expense of $0.1 million for the three and nine months ended September 30, 2022, respectively, resulting in an effective tax rate of 0.8% and (0.2)%, respectively, compared to no income tax expense for the three and nine months ended September 30, 2021.

The difference in the effective tax rate for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 is primarily due to state income taxes and deferred taxes related to the tax amortization of acquired goodwill. This was partially offset by a $0.3 million deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the Segmint business combination, recorded in the three months ended September 30, 2022.

The Company’s effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against its deferred tax assets.

During the three and nine months ended September 30, 2022, the acquisition of Segmint resulted in the recognition of a net deferred tax liability of $0.3 million. See Note 3 for further information. Prior to the business combination, the Company had a full valuation allowance on its net deferred tax assets. The net deferred tax liability generated from the business combination is considered an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets. As a result, we released a portion of the pre-existing valuation allowance against the deferred tax assets and recorded a provisional deferred tax benefit of $0.3 million for the three and nine months ended September 30, 2022.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(In thousands)	September 30, 2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money Market Accounts(1)	$95,498	$95,498	$—	$—
Total cash equivalents	95,498	95,498	—	—
Marketable securities:
Corporate bonds	77,904	—	77,904	—
U.S. Treasury debt securities	31,867	31,867	—	—
International debt securities	2,444	2,444	—	—
Total marketable securities	112,215	34,311	77,904	—
Total Assets	$207,713	$129,809	$77,904	$—
Liabilities:
Contingent consideration payable	$(12,800)	$—	$—	$(12,800)
Total Liabilities	$(12,800)	$—	$—	$(12,800)
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

The following table represents the changes to the Company’s contingent consideration payable (in thousands):

Balance at December 31, 2021	$15,500
Total fair value adjustments reported in earnings (Acquisition-related expenses, net)	(2,700)
Balance at September 30, 2022	$12,800

Note 12. Earnings Per Share

Net loss attributable to common stockholders used in computing basic and diluted earnings per share (“EPS”) has been calculated as the net loss less Series B cumulative dividends and other adjustments to redeemable convertible preferred stock of $0 for both the three and nine months ended September 30, 2022 and $0 and $0.3 million for the three and nine months ended September 30, 2021, respectively. The holders of the Company’s redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses; therefore, no amount of total undistributed loss was allocated to redeemable convertible preferred stock.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and nine months ended September 30, 2022 and 2021, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except shares and per share amounts)	2022	2021	2022	2021
Net loss	$(20,049)	$(11,219)	$(53,688)	$(33,473)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	—	—	(277)
Net loss attributable to common stockholders	$(20,049)	$(11,219)	$(53,688)	$(33,750)
Weighted average shares of common stock outstanding - basic and diluted	91,182,235	87,641,416	90,703,061	56,320,288
Loss per common share - basic and diluted	$(0.22)	$(0.13)	$(0.59)	$(0.60)

For the three and nine months ended September 30, 2022 and 2021, the following potential shares of common stock were excluded from diluted EPS as the Company had a net loss in each period presented:

	As of September 30,
	2022	2021
Stock options	6,675,385	10,015,930
RSUs	7,041,744	467,351
ESPP	67,456	—
Total anti-dilutive common share equivalents	13,784,585	10,483,281

Note 13. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space under non-cancelable operating leases for its corporate headquarters in Plano, Texas pursuant to a 10-year lease agreement under which the Company leases approximately 125,000 square feet of office space with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of ten years. Rent expense under operating leases was $1.1 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2021, respectively.

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2022 were as follows (in thousands):

Operating Leases
2022 (remaining three months)	$936
2023	3,773
2024	3,835
2025	3,898
2026	3,961
Thereafter	6,736
Total minimum lease payments	$23,139

Deferred Rent and Tenant Allowances

Deferred rent and tenant allowances are amortized and applied against rental expense over the lease term on a straight-line basis. As of September 30, 2022 and December 31, 2021, the Company had deferred rent and tenant allowance balances as follows:

(in thousands)	September 30, 2022	December 31, 2021
Deferred rent and tenant allowance	$5,370	$5,895
Less: current portion	(750)	(705)
Deferred rent and tenant allowance, net of current portion	$4,620	$5,190

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

Note 14. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted for the three months ended September 30, 2022. In April 2022, the Company recorded $99.3 million to goodwill related to the acquisition of Segmint under the preliminary purchase price allocation. In September 2022, the Company adjusted goodwill related to the acquisition of Segmint to $97.9 million. See Note 3 for further information. Goodwill had a carrying value of $146.0 million and $48.1 million as of September 30, 2022 and December 31, 2021, respectively.

Total intangibles, net, consisted of the following as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(1,114)	$19,356
Developed Technology	27,700	(3,462)	24,238
Tradenames	750	(79)	671
Subtotal amortizable intangible assets	48,920	(4,655)	44,265
Website domain name	25	—	25
Total intangible assets	$48,945	$(4,655)	$44,290

	As of December 31, 2021
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,270	$(428)	$4,842
Developed Technology	7,100	(822)	6,278
Tradenames	50	(31)	19
Subtotal amortizable intangible assets	12,420	(1,281)	11,139
Website domain name	25	—	25
Total intangible assets	$12,445	$(1,281)	$11,164

Amortization expense recognized on intangible assets was $1.7 million and $3.4 million for the three and nine months ended September 30, 2022, respectively. Amortization expense recognized on intangible assets was $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2022 (remaining three months)	$1,697
2023	6,786
2024	6,786
2025	6,786
2026	6,554
Thereafter	15,656
$44,265

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
•security breaches or other compromises of our security measures or those of third parties upon which we rely, including in connection with cybersecurity;
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

•Integrations: Scalability and extensibility driven by more than 270 real-time integrations to back office systems and third-party fintech solutions as of September 30, 2022, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We derive our Alkami Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of September 30, 2022. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended September 30, 2022 and 2021, our total revenues were $53.4 million and $39.8 million, respectively, representing a 34.3% increase period-over-period. For the nine months ended September 30, 2022 and 2021, our total revenues were $148.7 million and $109.7 million, respectively, representing a 35.6% increase period-over-period. SaaS subscription revenues, as further described below, represented 94.9% and 95.0% of total revenues for the three and nine months ended September 30, 2022, respectively and 94.3% and 94.4% of total revenues for the three and nine months ended September 30, 2021, respectively. We incurred net losses of $20.0 million and $53.7 million for the three and nine months ended September 30, 2022, respectively, and net losses of $11.2 million and $33.5 million for the three and nine months ended September 30, 2021, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

Merger with Segmint. On April 25, 2022, the Company consummated its previously announced merger with Segmint, pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated March 25, 2022, with Segmint surviving as a wholly owned subsidiary of the Company. Segmint operates a marketing analytics and messaging delivery platform with patented software that enables financial institutions and merchants to understand and leverage data, interact with customers and measure results. The aggregate consideration paid in exchange for all of the outstanding equity interests of Segmint was approximately $135.0 million. A portion of the consideration was placed into escrow to secure certain post-closing indemnification obligations in the Merger Agreement.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of September 30, 2022, we served 190 FIs through the Alkami Platform and over 330 clients through the ACH Alert, MK and Segmint products, representing 70.1% annual client growth since September 30, 2021. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 270 integrations as of September 30, 2022 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our RPU potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets. We had six and 11 client renewals in the three and nine months ended September 30, 2022, respectively. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. In particular, our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature set. We remain committed to investing in our platform, notably through our research and development spend, which was 34.1% and 32.9% of our revenues for the three and nine months ended September 30, 2022, respectively. Our future success will depend on our continued leadership in innovation.

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

Components of Results of Operations

Revenues
Our digital banking client relationships are primarily based on multi-year contracts that have an average contract life of 70 months as of September 30, 2022. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. For each client, we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

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

The following disaggregates our revenues for the three and nine months ended September 30, 2022 and 2021 by major source:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(In thousands)
SaaS subscription services	$50,697	$37,486	$141,287	$103,582
Implementation services	1,922	1,591	5,503	4,604
Other services	793	684	1,942	1,538
Total revenues	$53,412	$39,761	$148,732	$109,724

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

We intend to continue to increase our investments in our implementation, client support and client success teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three and nine months ended September 30, 2022 was 51.6% and 53.6%, respectively, and 56.3% and 55.3% for the three and nine months ended September 30, 2021, respectively.

The major components of cost of revenues represented the following percentages of revenues for the three months ended September 30, 2022: third-party hosting services (7.7%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.7%), our implementation team (10.8%), our client success team (5.4%), our development team responsible for maintaining and releasing updates to our platform (4.2%) and amortization of intangible assets (2.5%). The major components of cost of revenues represented the following percentages of revenues for the three months ended September 30, 2021: third-party hosting services (7.9%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.0%), our implementation team (9.3%), our client success team (5.4%), our development team responsible for maintaining and releasing updates to our platform (3.8%) and amortization of intangible assets (0.3%).

The major components of cost of revenues represented the following percentages of revenues for the nine months ended September 30, 2022: third-party hosting services (7.7%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.6%), our implementation team (10.7%), our client success team (5.5%), our development team responsible for maintaining and releasing updates to our platform (4.2%) and amortization of intangibles (1.7%). The major components of cost of revenues represented the following percentages of revenues for the nine months ended September 30, 2021: third-party hosting services (8.8%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.2%), our implementation team (9.6%), our client success team (5.7%), our development team responsible for maintaining and releasing updates to our platform (4.1%) and amortization of intangible assets (0.3%).

Operating Expenses

Research and Development. Research and development costs consist primarily of personnel-related costs for our engineering, information technology and product employees, including salaries, bonuses, other incentive-related compensation, employee benefits and stock-based compensation. In addition, we also include third-party contractor expenses, software development and testing tools, allocated corporate expenses, and other expenses related to developing new solutions and upgrading and enhancing existing solutions. We expect research and development costs to increase as we expand our platform with new features and functionality as well as enhance the existing Alkami Platform.

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

General and Administrative. General and administrative expenses consist primarily of personnel-related costs for our executive, finance, legal, human resources, information technology, security and compliance and other administrative employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other unallocated corporate-related expenses such as the cost of our facilities, employee relations, corporate telecommunication and software. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.

Acquisition-Related Expenses, net. Acquisition-related expenses, net, include the accrual of deferred compensation due to the former owner of ACH Alert, in addition to acquisition-related expenses associated with the acquisitions of MK and Segmint, primarily related to legal, consulting, and professional fees. In addition, these expenses are inclusive of any (gain) loss on revaluation of contingent consideration.

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

Provision (Benefit) for Income Taxes

As a result of our valuation allowance, provision (benefit) for income taxes consists primarily of state income taxes and deferred taxes related to the tax amortization of acquired goodwill. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected consolidated statements of operations data for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
($ In thousands, except share and per share amounts)	2022	2021	2022	2021
Revenues	$53,412	$39,761	$148,732	$109,724
Cost of revenues(1)(2)	25,844	17,387	69,081	49,064
Gross profit	27,568	22,374	79,651	60,660
Operating expenses(2):
Research and development	18,222	12,877	48,973	35,897
Sales and marketing	9,721	7,216	27,822	17,858
General and administrative	18,337	12,415	54,114	34,348
Acquisition-related expenses, net	737	915	155	2,177
Amortization of acquired intangibles	370	93	796	274
Total operating expenses	47,387	33,516	131,860	90,554
Loss from operations	(19,819)	(11,142)	(52,209)	(29,894)
Non-operating income (expense):
Interest income	851	223	1,383	364
Interest expense	(1,185)	(300)	(2,336)	(908)
Loss on financial instruments	(59)	—	(446)	(3,035)
Loss before income taxes	(20,212)	(11,219)	(53,608)	(33,473)
Provision (benefit) for income taxes	(163)	—	80	—
Net loss	$(20,049)	$(11,219)	$(53,688)	$(33,473)

(1) Includes amortization of acquired technology of $1.4 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $2.6 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

(2) Includes stock-based compensation expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
($ in thousands)
Cost of revenues	$1,244	$544	$3,278	$1,242
Research and development	3,023	793	7,487	1,795
Sales and marketing	1,112	266	2,859	609
General and administrative	6,535	1,748	19,332	4,147
Total stock-based compensation expenses	$11,914	$3,351	$32,956	$7,793

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
($ in thousands)
Net loss	$(20,049)	$(11,219)	$(53,688)	$(33,473)
Provision (benefit) for income taxes	(163)	—	80	—
Loss on financial instruments	59	—	446	3,035
Interest expense, net	334	77	953	544
Depreciation and amortization	2,550	802	5,512	2,384
Stock-based compensation expense	11,914	3,352	32,956	7,793
Acquisition-related expenses, net(1)	737	915	155	2,177
Adjusted EBITDA (2)	$(4,618)	$(6,073)	$(13,586)	$(17,540)

(1) Acquisition-related expenses, net, include the accrual of deferred compensation due to the former owner of ACH Alert, in addition to acquisition-related expenses associated with the acquisitions of MK and Segmint, primarily related to legal, consulting, and professional fees. In the nine months ended September 30, 2022, these expenses are offset by the $2.7 million gain on contingent consideration related to the purchase of MK.

(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision (benefit) for income taxes; loss on financial instruments; interest expense, net; depreciation and amortization; stock-based compensation expense; and acquisition-related expenses, net. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $(4.6) million and $(13.6) million for the three and nine months ended September 30, 2022, respectively, and $(6.1) million and $(17.5) million for the three and nine months ended September 30, 2021, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues for all clients on the platform in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $213.6 million as of September 30, 2022 and $154.8 million as of September 30, 2021, an increase of $58.8 million, or 38.0%.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 13.7 million registered users as of September 30, 2022 and 11.4 million as of September 30, 2021, an increase of 2.3 million, or 20.3%.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $15.57 as of September 30, 2022 and $13.57 as of September 30, 2021, an increase of $2.00, or 14.7%.

Comparison of Three and Nine Months ended September 30, 2022 and 2021

Revenues

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
($ in thousands)
Revenues	$53,412	$39,761	$13,651	34.3%	$148,732	$109,724	$39,008	35.6%

	September 30,
	2022	2021
Annual Recurring Revenue (ARR)	$213,640	$154,805	$58,835	38.0%
Registered Users	13,726	11,408	2,318	20.3%
Revenue per Registered User (RPU)	$15.57	$13.57	$2.00	14.7%

Revenues increased $13.7 million, or 34.3%, and $39.0 million, or 35.6% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

The increase of $13.7 million in revenues for the three months ended September 30, 2022 was primarily due to registered user growth from new and existing clients, RPU growth, and the acquisition of Segmint completed on April 25, 2022, which contributed $3.3 million for the three months ended September 30, 2022.

The increase of $39.0 million in revenues for the nine months ended September 30, 2022 was primarily due to registered user growth of 2.3 million, or 20.3%, driven by the implementation of 29 new financial institutions supporting 1.2 million digital users and increased digital user adoption from our existing clients of 1.5 million users, or 12%, partially offset by a 0.4 million decrease in users due to client losses. In addition, increased revenues were due to RPU growth of 14.7%. RPU growth was primarily driven by cross-sell activity to existing clients, higher average RPU of new clients implemented in the last 12 months on our digital banking platform compared to aggregate RPU and the acquisition of Segmint completed on April 25, 2022, which contributed $5.6 million in the nine months ended September 30, 2022. The average RPU of users from new clients implemented on our digital platform in the last 12 months of $17.40 as of September 30, 2022, is 11.75% higher than the aggregate RPU as of September 30, 2022.

Cost of Revenues and Gross Margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
($ in thousands)
Cost of revenues	$25,844	$17,387	$8,457	48.6%	$69,081	$49,064	$20,017	40.8%
Percentage of revenues	48.4%	43.7%	4.7%	10.8%	46.4%	44.7%	1.7%	3.8%

Cost of Revenues

Cost of revenues increased $8.5 million, or 48.6%, and $20.0 million, or 40.8%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, generating a gross margin of 51.6% and 53.6% for the three and nine months ended September 30, 2022, respectively, compared to a gross margin of 56.3% and 55.3% for the same periods in 2021.

The increase in cost of revenues for the three months ended September 30, 2022 was primarily driven by a $2.7 million increase in personnel-related costs (which includes stock-based compensation of $0.6 million) resulting from headcount increases supporting our growth in site reliability engineering, client implementation and client support, as well as $2.3 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $0.8 million increase in hosting costs, $0.8 million of additional costs related to the acquisition of Segmint (which includes stock-based compensation of $0.1 million) and $1.3 million of amortization of intangibles, $1.1 million of which is related to the acquisition of Segmint.

The increase in cost of revenues for the nine months ended September 30, 2022 was primarily driven by an $7.0 million increase in personnel-related costs (which includes stock-based compensation of $1.8 million) resulting from headcount increases supporting our growth in the following teams: site reliability engineering, client implementation and client support, as well as $6.6 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, $1.4 million in incremental hosting costs incurred from an increase in revenues derived from existing and new client growth, $0.4 million in higher consulting costs, $0.3 million in higher travel costs and $0.3 million in higher computer hardware and software costs. In addition, we incurred $1.5 million of additional costs related to the acquisition of Segmint (which includes stock-based compensation of $0.2 million) and $2.2 million of amortization of intangibles, $1.7 million of which is related to the acquisition of Segmint. We expect the cost of revenues will continue to increase as SaaS subscription services and the associated implementation services increase over time.

Operating Expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
($ in thousands)
Research and development	$18,222	$12,877	$5,345	41.5%	$48,973	$35,897	$13,076	36.4%
Sales and marketing	9,721	7,216	2,505	34.7%	27,822	17,858	9,964	55.8%
General and administrative	18,337	12,415	5,922	47.7%	54,114	34,348	19,766	57.5%
Acquisition-related expenses, net	737	915	(178)	(19.5)%	155	2,177	(2,022)	(92.9)%
Amortization of acquired intangibles	370	93	277	297.8%	796	274	522	190.5%
Total operating expenses	$47,387	$33,516	$13,871	41.4%	$131,860	$90,554	$41,306	45.6%
Percentage of revenues	88.7%	84.3%			88.7%	82.5%

Research and Development

Research and development expenses increased $5.3 million, or 41.5%, and $13.1 million, or 36.4%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. For the three months ended September 30, 2022, the increase was primarily due to a $3.8 million increase in personnel-related costs (which includes stock-based compensation of $1.5 million) resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. In addition, we incurred $1.9 million of additional costs related to the Segmint acquisition (which includes stock-based compensation of $0.7 million). These increases are partially offset by $0.5 million in lower consulting costs.

For the nine months ended September 30, 2022, the increase was primarily due to a $8.8 million increase in personnel-related costs (which includes stock-based compensation of $4.5 million) resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation, as well as $0.5 million in higher consulting costs, $0.4 million in higher hosting costs, and $3.0 million of additional costs related to the Segmint acquisition (which includes stock-based compensation of $1.2 million).

Sales and Marketing

Sales and marketing expenses increased $2.5 million, or 34.7%, and $10.0 million, or 55.8%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. For the three months ended September 30, 2022, the increase was primarily due to a $1.9 million increase in personnel-related costs (which includes stock-based compensation of $0.7 million) resulting from headcount growth in our sales and marketing teams. In addition, we incurred $1.0 million of additional costs related to the Segmint acquisition (which includes stock-based compensation of $0.2 million), $0.4 million in higher consulting costs, and $0.4 million in higher travel costs for the sales team, partially offset by $1.1 million in lower costs related to timing of our annual client conference.

For the nine months ended September 30, 2022, the increase was primarily due to a $6.2 million increase in personnel-related costs (which includes stock-based compensation of $2.0 million) resulting from headcount growth in our sales and marketing teams. In addition, we incurred $1.8 million of additional costs related to the Segmint acquisition (which includes stock-based compensation of $0.3 million), $0.6 million in higher consulting costs, $0.6 million in higher travel costs for the sales team and $0.8 million in higher costs related to industry conferences and trade shows as we return to pre-COVID-19 pandemic sales activities such as our in-person client conference, Co:Lab.

General and Administrative

General and administrative expenses increased $5.9 million, or 47.7%, and $19.8 million, or 57.5%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. For the three months ended September 30, 2022, the increase was primarily due to a $4.9 million increase in personnel-related and other costs (which includes stock-based compensation of $4.6 million). In addition, we incurred $0.6 million of additional costs related to the Segmint acquisition (which includes stock-based compensation of $0.2 million), $0.2 million in higher audit and consulting costs, and $0.3 million in higher software costs.

For the nine months ended September 30, 2022, the increase in general and administrative expenses was primarily due to a $16.1 million increase in personnel-related and other costs (which includes stock-based compensation of $14.9 million). In addition, we incurred $0.9 million of additional costs related to the Segmint acquisition (which includes stock-based compensation of $0.3 million), $1.5 million of increased insurance costs for public company director and officer coverage and $1.0 million in higher software costs.

Acquisition-related expenses, net

Acquisition-related expenses, net decreased $0.2 million and $2.0 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. For the three months ended September 30, 2022, the decrease was primarily due to expenses incurred for the MK acquisition that closed in the three months ended September 30, 2021. For the nine months ended September 30, 2022, the decrease was primarily due to the $2.7 million gain on contingent consideration related to the purchase of MK, partially offset by $0.8 million of increased acquisition expenses related to legal, consulting, and professional fees for the acquisition of Segmint.

Amortization of acquired intangibles

Amortization of acquired intangibles increased $0.3 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to additional amortization of intangible assets related to the acquisitions of MK in September 2021 and Segmint in April 2022.

Non-Operating Income (Expense), Net

Non-operating expense increased $0.3 million for the three months ended September 30, 2022, compared to same period in 2021, the increase was primarily due to $0.3 million in higher net interest expense. Non-operating expense decreased $2.2 million for the nine months ended September 30, 2022, compared to same period in 2021, primarily due $3.0 million in non-operating loss related to the increase in fair value of our warrant liabilities for the nine months ended September 30, 2021, partially offset by higher net interest expense of $0.4 million and $0.4 million of unrealized losses on marketable securities for the nine months ended September 30, 2022.

Provision (Benefit) for Income Taxes

The Company recorded an income tax benefit of $0.2 million and an income tax expense of $0.1 million for the three and nine months ended September 30, 2022, respectively, resulting in an effective tax rate of 0.8% and (0.2)%, respectively, compared to no income tax expense for the three and nine months ended September 30, 2021.

The difference in the effective tax rate for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 is primarily due to state income taxes and deferred taxes related to the tax amortization of acquired goodwill. This was partially offset by a $0.3 million deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the Segmint business combination, recorded in the three months ended September 30, 2022.

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2022, we had $208.9 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $367.5 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(24,045)	$(16,802)
Net cash used in investing activities	(247,674)	(20,471)
Net cash provided by financing activities	62,893	186,886

Net Cash Used in Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $24.0 million, which consisted of a net loss of $53.7 million, adjusted by non-cash charges of $36.8 million and net cash outflows from the change in net operating assets and liabilities of $7.2 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $5.5 million, stock-based compensation expense of $33.6 million, and net other changes in non-cash charges of $0.4 million, partially offset by a gain on revaluation of contingent consideration of $2.7 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $3.7 million increase in accounts receivable, a $2.8 million increase in prepaid expenses and other current assets, a $3.8 million increase in deferred implementation costs, and a net $0.5 million in other balance sheet changes, partially offset by a $3.6 million increase in accounts payable and accrued liabilities.

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

Net Cash Used in Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $247.7 million, primarily consisting of $164.1 million for the purchase of marketable securities, $131.3 million related to our acquisition of Segmint, $2.8 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $1.0 million, partially offset by $51.5 million in proceeds from maturities and redemptions of marketable securities.

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

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $62.9 million, which was primarily due to proceeds of $85.0 million from issuance of long-term debt, $2.1 million from the exercise of stock options to purchase 0.9 million shares of our common stock, and proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”) of $1.8 million, partially offset by $24.7 million of principal payments on debt, payments for taxes related to net settlement of equity awards of $0.6 million, and debt issuance costs paid of $0.8 million.

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
•Term Loan: A term loan of $85.0 million (the “Amended Term Loan”) was borrowed on the closing date of the Amended Credit Agreement. The additional proceeds received from the Amended Term Loan were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022.
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

Total interest expense, including commitment fees and unused line fees, for the three and nine months ended September 30, 2022 was $1.2 million and $2.3 million, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. In conjunction with closing the Amended Credit Agreement in 2022, we incurred issuance costs of $0.8 million, which were deferred and were scheduled to be amortized over the three-year term. Unamortized debt issuance costs totaled $0.5 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively. Amortization expense was less than $0.7 million and $0.9 million for the three and nine months ended September 30, 2022, respectively. Amortization expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of September 30, 2022 compared to those discussed as of December 31, 2021 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2022, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date set forth below.

Alkami Technology, Inc.

Date:	November 4, 2022	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2022	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)