Form 10-K
period 2022-12-31
ALKAMI TECHNOLOGY, INC.
filed 2023-02-24
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☒	Emerging growth company	☒
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022, was $521.2 million.
The number of shares of registrant’s common stock outstanding as of February 16, 2023 was 92,302,501.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders scheduled to be held on May 17, 2023, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.

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

•Integrations: Scalability and extensibility driven by more than 280 real-time integrations to back office systems and third-party fintech solutions as of December 31, 2022, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content and other areas of monetization.

The Alkami Platform offers an end-to-end set of digital banking software products. Our typical relationship with an FI begins with a set of core functional components, which can extend over time to include a rounded suite of products across account opening and loan origination, card experience, client service, extensibility, financial wellness, security and fraud protection, marketing and analytics and money movement. Due to our architecture, adding products through our single code base is fast, simple and cost-effective, and we expect product penetration to continue to increase as we broaden our product suite. As of December 31, 2022, our client base, on average, used 12 of our 32 offered products. Our 2022 client cohort, however, has contracted for 17 of our offered products, on average.

Our target clients vary in size, generally ranging from approximately $500 million to $100 billion in assets and from approximately 10,000 to 2 million digital banking users. We had 199, 177 and 151 FIs as Alkami Platform clients as of December 31, 2022, 2021, and 2020, respectively.

We primarily go to market through an internal sales force. Given the long-term nature of our contracts for the Alkami Platform, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our revenues predominantly from multi-year contracts for the Alkami digital banking platform that have had an average contract life of 70 months as of December 31, 2022. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement. Our ability to grow revenues through deeper client customer penetration and cross-sell allowed us to increase annual recurring revenue of clients existing at December 31, 2022, 2021 and 2020 115%, 115% and 117%, respectively.

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

We had 14.5 million, 12.4 million, and 9.7 million live registered users as of December 31, 2022, 2021, and 2020, respectively, representing a growth rate for one of our key revenue drivers of 17.7% from 2021 to 2022 and 27.6% from 2020 to 2021. Our total revenues were $204.3 million, $152.2 million, and $112.1 million for 2022, 2021, and 2020, respectively, representing growth rates of 34.2% from 2021 to 2022 and 35.7% from 2020 to 2021. SaaS subscription services, as further described below, represented 95.2%, 94.4%, and 93.7% of total revenues for 2022, 2021, and 2020, respectively. We incurred net losses of $58.6 million, $46.8 million, and $51.4 million for 2022, 2021, and 2020, respectively, largely due to significant continued investment in sales, marketing, product development and post-sales client activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Our Industry

The United States banking industry is massive, with almost $26 trillion in assets on the balance sheets of over 9,500 FIs as of December 31, 2021, according to call report data published by the Federal Financial Institutions Examinations Council (“FFIEC”) and the National Credit Union Administration (“NCUA”). These FIs range from megabanks, which collectively held approximately $9 trillion, or 36% of FI assets in the United States, as of December 31, 2021, to significantly smaller local community banks and affinity credit unions. The United States banking industry generated over $900 billion in gross income in 2021, according to FFIEC and NCUA call reports, highlighting a significant market opportunity that drives intense competition and a magnitude of economic importance which requires considerable regulation, both locally and nationally.

However, banking is not a static industry, and over the last several decades, technology has emerged as a differentiating factor among FIs, driving market share gains, operational efficiencies and improved regulatory compliance. While technology is involved in almost every function a bank performs, we typically see FIs’ technology spend increase in response to, or in preparation for, the following trends:

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

•Importance of deposits: The recent improvement in the interest rate environment, which began as the Federal Reserve increased its target interest rate to combat inflation, has increased the relative attractiveness of non-bank deposits to savers, caused reductions in deposits held at FIs, and put immense pressure on FI funding costs, potentially compressing interest income spreads that FIs earn between taking deposits and providing loans. This has forced FIs to seek retail and commercial deposits, in many cases leading to increased FI focus on digital account opening and digital banking user experience.

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

FIs take varying approaches to technological evolution, partially driven by philosophy, but predominantly driven by resources that are available to them. The largest FIs have the financial flexibility to make significant investments; the four largest banks in the United States, based on asset size, spent more than $30 billion in aggregate on technology in 2021, according to their public disclosures, reflecting their commitment to protect and extend leadership through technology.

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

The Alkami Platform maintains more than 280 integrations to more than 1,000 endpoints, as of December 31, 2022. Our third-party partnerships and integrations are a crucial element of the Alkami Platform, enabling FIs to choose from, and connect with, a broad array of third-party service providers essential to the curation of a customized digital experience. This depth of product configurability and optionality is made possible by the software adapters we have built to standardize access to solutions offered by third-party vendors.

The Alkami Value Proposition

We have grown rapidly since 2009 by understanding our clients’ objectives and pain points, including adding nearly 4.9 million live registered users from December 31, 2020 to December 31, 2022. We have designed our solutions to improve our clients’ ability to achieve their core objectives, including new client growth, customer engagement, increasing and holding deposits, making loans, facilitating money movement and lowering overall operating costs. Importantly, we make our clients more competitive against the megabanks, challenger banks and other technology-enabled competitors.

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

Our Growth Strategies

We intend to continue to invest to grow our business and expand our addressable market by applying the following strategies:

•Deepen existing client relationships: We expect to continue to deepen our existing client relationships, increasing both the number of registered users and the number of products per client:

◦Cross-sell: We continue to broaden our product set to address the needs of our client base. We offered nine products when we launched Alkami Business Banking in 2015, and as of December 31, 2022, 32 products were available through the Alkami Platform and our clients had purchased an average of 10 products from us. We expect cross-sell to continue to contribute meaningfully to our growth.

◦Customer penetration: While we recently achieved more than 14.5 million live registered digital banking users (“registered users”), we estimate this only represents 75% of our clients’ total customers as of December 31, 2022. We believe we have a substantial opportunity to grow our registered user base within our existing clients as we continue to enhance our value proposition and more consumers adopt digital banking solutions.

•Win new clients: We believe the market remains underserved by legacy solutions, which will allow us to continue to gain market share. We are increasingly winning FIs with more sophisticated needs as we grow our market presence and product capabilities. As compared to the 2021 new client cohort, our 2022 new client cohort, on average, utilizes more products resulting in a higher annual recurring revenue per new client and higher revenue per user per new client.

•Broaden and enhance product suite: We intend to invest to continue to enhance our product suite. In 2022 and 2021, we spent 33.9% and 32.1%, respectively, of revenues on research and development, underlining our commitment to ongoing innovation. This includes maintaining awareness of the evolving needs of our clients and designing products accordingly, both on a proprietary basis and in collaboration with our platform partner network.

•Select acquisitions: We intend to selectively pursue acquisitions and other strategic transactions that accelerate our strategic objectives. Our acquisition of ACH Alert, which was completed in October 2020, brought an additional fraud prevention tool to our product suite while also providing access to an additional 95 clients that were either live or under contract with ACH Alert at the time of the acquisition. In September 2021, we acquired MK Decisioning Systems, LLC (“MK”), an early-stage technology platform for digital deposit account opening, credit card and loan origination solutions, which added deeper digital account opening and loan origination capabilities to our platform while also providing access to an additional 25 live clients at the time of the acquisition. On April 25, 2022 we completed our merger with Segmint, Inc. (“Segmint”). Segmint operates a marketing analytics and messaging delivery platform with patented software that enables financial institutions and merchants to understand and leverage data, interact with customers, and measure results. Powered by data scientists and artificial intelligence, Segmint’s innovative product line offers a variety of ways to optimally use customer data to deepen relationships and grow the customer’s business.

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

The Alkami Platform

Complete Digital Banking Solution

Cloud Hosted (AWS)
Multi-tenant Architecture
Single Code Base
Continuous Software Delivery
SDKs APIs
Security
Consumer & Business Banking
UX
Core Integrations
Data Management Platform
Onboard
Engage
Grow
Guard
Account Opening
Card Experience
Client Service
Extensibility
Financial Wellness
Security & Fraud Protection
Marketing & Analytics
Money Movement
32 Products to Tailor Experience

We deliver this value proposition through the following eight product categories, encompassing 32 products and more than 280 integrations as of December 31, 2022:

•Account Opening & Loan Origination: Allows our clients’ customers to create and manage deposit accounts, including checking, savings, CD and Money Market accounts. This offering enhances many of our clients’ digital platforms and gives them the opportunity to digitize and replace many of the processes which formerly required a physical branch visit. Our acquisition of MK added the ability to offer new customer account opening for deposit accounts as well as loan origination for personal and business credit cards and personal loans to our platform’s capabilities.

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

•Security & Fraud Protection: Includes risk-based multi-factor authentication and suspicious transaction monitoring as well as multi-channel payment fraud prevention and information reporting tools. Our acquisition of ACH Alert enhanced our platform’s capabilities in this product category.

•Marketing & Analytics: Enables our clients to build internal analytical tools and enables clients to deliver tailored, relevant and timely content via targeted marketing campaigns and educational outreaches to their customers. Our acquisition of Segmint added unique data models and customer segmentation tools (Key Lifestyle Indicators, or “KLIs”) to our platform’s capabilities, enabling our clients to creatively segment and refine their marketing campaigns.

•Money Movement: Includes fully integrated money movement tools to increase deposits and drive consistent user engagement. While most competitors currently provide third-party products via an intrusive, off-brand, sign-on screen, the Alkami Platform seamlessly integrates third-party services into a consistent digital banking experience that is portable across multiple user interfaces.

Our Technology and Architecture

Our platform is true cloud and entirely hosted and delivered on AWS. The benefits of this infrastructure include resiliency, reliability and increased security; we achieved an average of 99.9% uptime in the year ended December 31, 2022. True cloud infrastructure is also remarkably scalable, allowing us to pursue our growth objectives without technological limitation.

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

The vast majority of our technology is invisible to our clients’ customers; however, our premier user experience delivered in partnership with our clients is highly visible. This includes an ease of use and seamlessness that begins with on-boarding, and extends through general usage, such as balance inquiries, moving money, monitoring credit, managing cards and executing transactions such as deposits, loans and payments. Across our clients’ customer base, the average registered user logged onto the digital application three to four times per week, in 2022, providing our clients more opportunities to engage with their customers than a physical branch-based relationship, further highlighting the motivation for our clients to promote client customer digital adoption.

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

Our Clients

As of December 31, 2022, we served over 550 clients, of which 199 are FI clients of the Alkami Platform, including community, regional and super-regional credit unions and banks across both retail and business banking. Our original product suite was retail focused. As we enhanced our product suite to include greater depth of functionality for business banking in particular, we significantly expanded our addressable market as FIs increasingly seek a single digital banking platform for all their retail and business banking needs.

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

Our typical FI relationship begins with a subset of the Alkami Platform as part of a SaaS subscription contract, and we have had an average contract life for those contracts of approximately 70 months as of December 31, 2022. Over the course of a client relationship, we seek to expand the number of products our clients embed within their digital experience as well as the digital penetration of the clients’ customer base.

No single client represented more than 5% of our total revenues in the year ended December 31, 2022.

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

We utilize a dedicated sales team in order to drive additional adoption of products within existing clients. In addition to identifying opportunities to extend our relationship with clients within the current product suite, this cross-sell team is also responsible for identifying and addressing pain points with our existing solution and sourcing new ideas for additional product capabilities, whether developed internally or through partnership. Cross-sell contributed 37% of total contract value (“TCV”) in 2022, compared to 24% in 2021, highlighting our significant continued opportunity to grow within our existing client base.

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

Human Capital Resources

As of December 31, 2022, we had 851 employees. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.

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

We have received third-party recognition for our employee engagement. In 2022, for instance, we were recognized as "Best Place to Work in Financial Technology", "Best and Brightest Companies to Work For in Dallas", "IDC FinTech Top 100", as well as the "Best Company for Career Growth", "Best Engineering Team, and "Best Place to Work in Dallas" from Comparably.

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

Item 1A. Risk Factors.

RISK FACTOR SUMMARY

Our business, prospects, financial condition, operating results and the trading price of our common stock could be materially adversely affected by a variety of risks and uncertainties, including those described below, as well as other risks not currently known to us or that are currently considered immaterial. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our principal risks include risks associated with:

•managing our rapid growth;
•attracting new clients and retaining and broadening our existing clients’ use of our solutions;
•maintaining, protecting and enhancing our brand;
•predicting the long-term rate of client subscription renewals or adoption of our solutions;
•the unpredictable and time-consuming nature of our sales cycles;
•integration with and reliance on third-party software, content and services;
•integrating our solutions with other systems used by our clients;
•satisfying our clients and meeting their digital banking needs;
•our dependence on the data centers operated by third parties and third party internet hosting providers;
•defects, errors or performance problems associated with our solutions;
•retaining our management team and key employees and recruiting and retaining new employees;
•managing the increased complexity of our solutions and a higher volume of implementations;
•providing client support;
•acquiring or investing in other companies or pursuing business partnerships;
•natural or man-made disasters;
•cybersecurity breaches or other compromises of our security measures or those of third parties upon which we rely;
•increased privacy concerns, laws, regulations and standards and our processing and use of the personal information of end users;
•intense competition in the markets we serve;
•reliance on the financial services industry as the source of our revenue in the event of any downturn, consolidation or decrease in technological spend in such industry;
•evolving technological requirements and changes and additions to our solution offerings;
•the political, economic and competitive conditions in the markets and jurisdictions where we operate;
•regulations and laws applicable to us, our clients and our solutions;
•protecting our intellectual property rights and defending ourselves against claims that we are misappropriating the intellectual property rights of others;
•using open-source software in our solutions;
•complying with license or technology agreements with third parties and our ability to enter into additional license or technology agreements on reasonable terms;
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
•our ability to raise sufficient capital and the resulting dilution and the terms of our Amended Credit Agreement (as defined below);
•our status as an emerging growth company;
•future sales of shares of our common stock, our lack of an intention to pay dividends and significant influence of our principal stockholders; and

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

As we expand our business, we may find it difficult to maintain our corporate culture while managing our employee growth. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage any future growth effectively could result in increased costs, negatively affect our clients’ satisfaction with our offerings and harm our results of operations. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, financial condition and results of operations could be harmed.

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

If we are unable to attract new clients, continue to broaden our existing clients’ use of our solutions or develop and maintain resale agreements with favorable terms, our business, financial condition and results of operations could be materially and adversely affected.

To increase our revenues, we will need to continue to attract new clients and succeed in having our current clients expand the use of our solutions across their institutions. In addition, for us to maintain or improve our results of operations, it is important that our clients renew their subscriptions with us on similar or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including client spending levels, client dissatisfaction with our solutions, decreases in the number of client customers, changes in the type and size of our clients, pricing changes, competitive conditions, the loss of our clients to other competitors and general economic conditions. We cannot assure you that our current clients will renew or expand their use of our solutions. If we are unable to attract new clients or retain or attract new business from current clients, our business, financial condition and results of operations may be materially and adversely affected. The growth of our business also depends on our ability to develop and maintain resale agreements with favorable terms for third-party solutions through our digital banking platform agreements. If we are unable to develop and maintain such resale agreements, our business, financial condition and results of operations may be materially and adversely affected.

Growth of our business depends on a strong brand and any failure to maintain, protect and enhance our brand could hurt our ability to retain or expand our base of clients.

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

We leverage third-party software, content and services for use with our solutions. Performance issues, errors and defects, or failure to successfully integrate or license necessary third-party software, content or services on favorable terms, could cause delays, errors or failures of our solutions, increases in our expenses and reductions in our sales, which could materially and adversely affect our business, financial condition and results of operations.

We use software and content licensed from, and services provided by, a variety of third parties in connection with the operation of our solutions. This includes making our applications available through the Google Play Store and Apple’s App Store (collectively, the “App Stores”). Any performance issues, errors, bugs or defects in third-party software, content or services could result in errors or a failure of our solutions, which could materially and adversely affect our business, financial condition and results of operations. In the future, we will need to renew existing licenses and license other software, content or services to enhance our solutions and meet evolving client demands and requirements, all on favorable terms. Any limitations in our ability to use third-party software, content or services, including the App Stores, could significantly increase our expenses and otherwise result in delays, a reduction in functionality or errors or failures of our solutions until equivalent technology or content is either developed by us or, if available, identified, purchased or licensed and integrated into our solutions. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology and our inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and materially and adversely affect our business, financial condition and results of operations.

If we are unable to effectively integrate our solutions with other systems used by our clients, or if there are performance issues with such third-party systems, our solutions will not operate effectively, and our business, financial condition and results of operations could be materially and adversely affected.

The Alkami Platform integrates with other third-party systems used by our clients, including core processing and payment systems. We do not have formal arrangements with many of these third-party providers regarding our access to their application program interfaces to enable these client integrations. If we are unable to effectively integrate with third-party systems, our clients’ operations may be disrupted, which could result in disputes with clients, negatively impact client satisfaction and materially and adversely affect our business, financial condition and results of operations. Additionally, if we are unable to address our clients’ needs or preferences in a timely fashion or further develop and enhance our solutions, or if a client is not satisfied with the quality of work performed by us or with the technical support services rendered, we could incur additional costs to address the situation, and clients’ dissatisfaction with our solutions could damage our ability to maintain or expand our client base. If the software of such third-party providers has performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our solutions, which could significantly harm our reputation. Moreover, any negative publicity related to our solutions, regardless of its accuracy or whether the ultimate cause of any poor performance actually results from our products or from the systems of our clients, may further damage our business by affecting our reputation and may materially and adversely affect our business, financial condition and results of operations.

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

The Alkami Platform is complex and may contain defects or errors when implemented or when new functionality is released, or when we modify, enhance, upgrade and implement new systems, procedures and controls to reflect changes in our business, technological advancements and changing industry trends. From time to time, we have discovered, and may in the future discover, defects or errors in our solutions. Any performance problems or defects in our solutions could materially and adversely affect our business, financial condition and results of operations. Defects, errors or other similar performance problems or disruptions, whether in connection with day-to-day operations or otherwise, could be costly for us, damage our clients’ businesses, harm our reputation and result in reduced sales or a loss of, or delay in, the market acceptance of our solutions. In addition, if we have any such errors, defects or other performance problems, our clients could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation or adverse publicity, which could materially and adversely affect our business, financial condition and results of operations. Additionally, our software utilizes open-source software and any defects or security vulnerabilities in such open-source software could materially and adversely affect our business, financial condition and results of operations.

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

From time to time we encounter implementation challenges as a result of our clients’ integration and functionality requirements, and when this occurs we must delay revenue recognition, and in certain circumstances we may never recognize the revenue, which could materially and adversely affect our business, financial condition and results of operations.

From time to time we face unexpected challenges related to the complexity of our clients’ integration and functionality requirements. Our expenses increase when clients have unexpected data, hardware or software technology challenges, or complex or unanticipated functionality requirements. In addition, our clients typically require complex acceptance testing related to the implementation of our solutions. Implementation delays may also require us to delay revenue recognition under the related client agreement longer than expected. Further, because we do not fully control our clients’ implementation schedules, if our clients do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties as a result of expansions of project scope or otherwise, our revenue recognition may be delayed and in certain circumstances we may never recognize the revenue. Losses of registered users or any difficulties or delays in implementation processes could cause clients to delay or forego the implementation or future purchases of our solutions, which could materially and adversely affect our business, financial condition and results of operations.

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

We have in the past considered and we may in the future consider, potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions and other assets. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, we have limited experience in acquiring other businesses. If an acquired business fails to meet our expectations, our business, financial condition and results of operations could be materially and adversely affected. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring an additional business, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

Natural or man-made disasters and other similar events, such as the COVID-19 pandemic, could significantly disrupt our business, and materially and adversely affect our business, financial condition and results of operations.

Any of our operating facilities or infrastructure may be harmed or rendered inoperable by natural or man-made disasters, including hurricanes, tornadoes, wildfires, floods, earthquakes, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, such as the COVID-19 pandemic, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could harm our reputation and materially and adversely affect our business, financial condition and results of operations. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur, and if such events become more frequent it may adversely impact the cost or availability of insurance going forward. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our third-party providers, including AWS, may be harmed or rendered inoperable by such natural or man-made disasters, which could cause disruptions, difficulties or otherwise materially and adversely affect our business, financial condition and results of operations.

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

In addition, our clients contractually require notification of certain data security compromises and include representations and warranties in their contracts with us that our solutions comply with certain legal and technical standards related to data security and privacy and meet certain service levels. In our contracts, a data security compromise or operational disruption impacting us or one of our critical vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a client’s right to terminate its contract with us. In these circumstances, it may be difficult or impossible to cure such a breach in order to prevent clients from potentially terminating their contracts with us. Furthermore, although our client contracts typically include limitations on our potential liability, we cannot ensure that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business, financial condition and results of operations.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights, including the right to access and delete certain personal information, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, the California Privacy Rights Act (“CPRA”) was passed in November 2020. Effective in most material respects beginning on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations, and all 50 states and the District of Columbia have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted the enactment of several new state laws or amendments of existing state laws, such as in New York and Nevada. The CCPA has also prompted a number of proposals for new federal and state-level privacy legislation, such as in Virginia, Colorado, Washington, Maryland, New York, Illinois and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

We derive all of our revenues from FIs, whose industry has experienced significant pressure in recent years due to economic and political uncertainty, liquidity concerns and increased regulation. In the recent past, FIs have experienced consolidation, distress and failure, and very few new FIs are being created. It is possible these conditions may continue into the future, and even if conditions improve for FIs, there can be no guarantee that these conditions will not reoccur. If any of our clients fail or merge with, or are acquired by, other entities, such as FIs that have internally developed banking technology solutions or that are not our clients or use our solutions less, our business, financial condition and results of operations could be materially and adversely affected. Additionally, changes in management of our clients could result in delays or cancellations of the implementation of our solutions. It is also possible that consolidation among FIs could decrease the number of registered users by causing registered users to opt for fewer and deeper FI relationships, and larger FIs that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solutions.

Our business, financial condition and results of operations could also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn in the financial services industry may cause potential new clients and existing clients to forego or delay purchasing our solutions or reduce the amount of spend with us, which could materially and adversely affect our business, financial condition and results of operations.

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

Our clients and prospective clients, as FIs, are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our solutions address. As a provider of technology services to such FIs, we may in the future be subject to examination by various federal and state regulatory agencies, including those agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and we are also required to review and perform due diligence on certain of our third-party providers. Matters subject to review and examination by the FFIEC, federal and state regulatory agencies and external auditors include, but are not limited to, our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities and the design of our solutions, as well as our systems and technical infrastructure, our cybersecurity posture, our business recovery planning, our management and our financial condition. In addition, while we are not regulated by the National Credit Union Administration (“NCUA”), as a result of our registration as a CUSO, we are subject to disclosure, annual reporting and other requirements imposed by the NCUA. In addition, the Dodd-Frank Act granted the CFPB authority to promulgate rules and interpret certain federal consumer financial protection laws, some of which apply to the solutions we offer to our clients. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to an FI offering consumer financial products and services. While many of our operations are not directly subject to the same regulations applicable to FIs, we are legally and contractually obligated to our clients to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. Compliance with current or future digital accessibility, privacy, data protection and information security laws to which we or our FI clients are subject could result in higher compliance and technology costs and could restrict our ability to fully exploit our capabilities or provide certain products and services, which could materially and adversely affect our ability to operate profitably. Our failure to offer products and solutions that directly or indirectly comply with such laws, including as interpreted and applied by courts and regulators, could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions and damage to our reputation and our brand. In recent years, there has been increasing enforcement activity in the areas of digital accessibility, privacy, data protection and information security in various markets in which our customers operate.

For example, as a result of obligations under our client contracts, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act (“GLBA”) related to the privacy of consumer information and may be subject to other privacy, security and digital accessibility requirements because of the solutions we provide to FIs. We may also be subject to other laws because of the solutions we provide to FIs. Any inability to satisfy regulatory or contractual expectations in connection with applicable regulations and guidance could adversely affect our ability to conduct our business, including attracting and maintaining clients, require significant costs to correct, harm our reputation, or lead to liability to third parties, including our customers or their consumers. Further, if we have to make changes to our internal processes and solutions as result of applicable regulations or guidance or findings from examinations, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency or gap.

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

Our trade secrets, trademarks, copyrights, patents and other intellectual property rights are important assets for us. As of December 31, 2022 we had four U.S. registered patents related to automated clearing house transaction notifications and the facilitation of transaction disputes and 26 issued patents, inclusive of U.S. registered patents and international patents, as well as six patent applications pending in the United States, related to our Segmint marketing technology business. We currently own the U.S. registered trademark for the word “Alkami” and certain variants thereof, as well as certain other U.S. registered trademarks relating to our products and services. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous internet domain names in the United States related to our business. We rely on, and expect to continue to rely on, various agreements with our employees, independent contractors, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, patent and trade secret laws in the United States and internationally to protect our brand and other intellectual property rights. Such agreements and laws may be insufficient, breached, or otherwise fail to prevent unauthorized use or disclosure of our confidential information, intellectual property or technology, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology.

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
•natural disasters, outbreaks of disease or public health crises; and
•general economic conditions.

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

We also have incurred debt pursuant to our Amended Credit Agreement (as defined below), and the lenders have rights senior to holders of common stock to make claims on our assets. The terms of our Amended Credit Agreement could restrict our operations, and we may be unable to service or repay the debt.

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

We have incurred substantial NOLs during our history. Under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a corporation, as well as changes in ownership arising from new issuances of stock by the corporation. Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other pre-change tax attributes if we undergo a future ownership change. We have experienced ownership changes in the past and could experience one or more ownership changes in the future and as a result of future changes in our stock ownership, some of which changes may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. In addition, a portion of our NOLs generated in prior periods, if not utilized, will begin to expire in 2033 and 2024 for federal and state purposes, respectively. The remainder of our federal NOL carryforwards, which do not expire and will carry forward indefinitely until utilized, are limited to offset 80% of our taxable income in such taxable year. The remainder of our indefinite state NOLs are subject to varying limitations determined by the respective states. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Unanticipated changes in tax laws or regulations could have an adverse effect on our business and result of operations.

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

The terms of our Amended Credit Agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On April 29, 2022, the Company entered into an amended and restated credit agreement with Silicon Valley Bank, Comerica Bank, and Canadian Imperial Bank of Commerce (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the prior credit facility provided by Silicon Valley Bank and KeyBank National Association (“the Original Credit Agreement”). The Amended Credit Agreement matures on April 29, 2025. The Amended Credit Agreement provided us with a term loan facility of $85.0 million and a revolving credit facility of up to $40.0 million. Our payment obligations under the Amended Credit Agreement reduce cash available to fund working capital, capital expenditures, research and development and other corporate purposes, and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. In addition, indebtedness under the Amended Credit Agreement bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates continue to increase, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs.

We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely payments on our indebtedness, or to fund our operations.

In addition, our obligations under the Amended Credit Agreement are guaranteed by our subsidiaries and secured by all or substantially all of our assets and our subsidiaries’ assets. The security interest granted over our assets could limit our ability to obtain additional debt financing. Our Amended Credit Agreement also contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, subject to customary exceptions, including restricting our ability to:

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

In addition, the Amended Credit Agreement includes a number of financial covenants relating to minimum recurring revenues and liquidity levels. Our failure to comply with these restrictions and the other terms and conditions under our Amended Credit Agreement could result in an event of default, which would allow lenders to elect to accelerate our outstanding indebtedness under our Amended Credit Agreement and exercise other remedies as set forth therein. If that were to happen, we may not be able to repay all of the amounts that would become due under our indebtedness or refinance our debt, which could materially harm our business and force us to seek bankruptcy protection.

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

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors, is currently restricted by our Amended Credit Agreement and may be restricted by the terms of any future indebtedness we may incur. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit.

The principal stockholders of Alkami will continue to have significant influence over the election of the board of directors and approval of any significant corporate actions.

Our directors, officers and other principal stockholders, in the aggregate, beneficially owned approximately 61% of the outstanding shares of Alkami as of December 31, 2022. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing a significant corporate transaction, including an acquisition, divestiture, or merger. This influence over our affairs could, under some circumstances, be adverse to the interests of the other stockholders.

Anti-takeover provisions contained in our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located in Plano, Texas. We lease approximately 125,000 square feet of office space under an operating leases for our corporate headquarters in Plano, Texas with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of ten years. We believe our current facilities will be adequate for our needs for the current term.

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

As of December 31, 2022, we had 23 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any Company filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph set forth below compares the cumulative total stockholder return on our common stock between April 14, 2021 (the date of our IPO) and December 31, 2022, with the cumulative total return of the S&P 1500 Application Software Index and the Russell 2000 Index. This graph assumes the investment of $100 at the closing stock price on April 14, 2021 in our common stock and the S&P 1500 Application Software Index and Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

SP1500 ASI
RUT
ALKT
$140
$120
$100
$80
$60
$40
$20
$0
4.14.21
6.30.21
9.30.21
12.31.21
3.31.22
6.30.22
9.30.22
12.31.22

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2022.

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

A discussion regarding our financial condition and results of operation for the fiscal year ended December 31, 2022, compared to the fiscal year ended December 31, 2021, is presented below. A discussion regarding our financial condition and results of operations for fiscal year ended December 31, 2021, compared to the fiscal year ended December 31, 2020, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022.

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

Alkami was founded to help level the playing field for FIs. Since then, our vision has been to create a platform that combines premium technology and fintech solutions in one integrated ecosystem, delivered as a software-as-a-service (“SaaS”) solution and providing our clients’ customers with a single point of access to all things digital. We have invested significant resources to build a technology stack that prioritized innovation velocity and speed-to-market given the importance of product depth and functionality in winning and retaining clients. In fiscal 2020, we acquired ACH Alert, LLC (“ACH Alert”) to pursue adjacent product opportunities, such as fraud prevention and to expand our addressable market. In addition, in September 2021, we acquired MK Decisioning Systems, LLC (“MK”) a technology platform for digital account opening, credit card and loan origination solutions In April 2022, we acquired Segmint, a leading cloud-based financial data analytics and transaction data cleansing provider.

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

•Integrations: Scalability and extensibility driven by more than 280 real-time integrations to back office systems and third-party fintech solutions as of December 31, 2022, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We primarily go to market through an internal sales force. Given the long-term nature of our Alkami Platform contracts, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our revenues predominantly from multi-year contracts for the Alkami Platform that are based on an average contract life of approximately 70 months as of December 31, 2022. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the years ended December 31, 2022, 2021, and 2020 our total revenues were $204.3 million, $152.2 million, and $112.1 million, respectively, representing a growth rate of 34.2% from 2021 to 2022 and 35.7% from 2020 to 2021. SaaS subscription revenues, as further described below, represented 95.2%, 94.4%, and 93.7% of total revenues for the years ended December 31, 2022, 2021, and 2020, respectively. We incurred net losses of $58.6 million, $46.8 million, and $51.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, largely due to significant continued investment in sales, marketing, product development and post-sales client activities.

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

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of December 31, 2022, we served 199 FIs through the Alkami Platform and over 350 clients through the ACH Alert, MK and Segmint products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with 280 integrations as of December 31, 2022 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had 22 client renewals in the year ended December 31, 2022. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. In particular, our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 33.9% of our revenues for the year ended December 31, 2022. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

Our client relationships are predominantly based on multi-year contracts for the Alkami Platform that have had an average contract life of 70 months as of December 31, 2022. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. For each client, we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

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

The following disaggregates our revenues for the years ended December 31, 2022, 2021, and 2020 by major source:

	Year Ended December 31,
	2022	2021	2020
(In thousands)
SaaS subscription services	$194,387	$143,575	$105,049
Implementation services	6,941	6,291	5,212
Other services	2,942	2,293	1,881
Total revenues	$204,270	$152,159	$112,142

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

We intend to continue to increase our investments in our implementation, client support and client success teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the years ended December 31, 2022, 2021, and 2020 was 53.0%, 55.1%, and 52.8%, respectively.

The major components of cost of revenues represented the following percentages of revenues for the year ended December 31, 2022: third-party hosting services (7.8%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.3%), our implementation team (10.3%), our client success team (4.5%) our development team responsible for maintaining and releasing updates to our platform (3.6%), stock-based compensation (2.1%), amortization of intangible assets (1.9%), and other expenses (0.3%). The major components of cost of revenues represented the following percentages of revenues for the year ended December 31, 2021: third-party hosting services (8.6%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.0%), our implementation team (9.4%), our client success team (5.2%), our development team responsible for maintaining and releasing updates to our platform (3.8%), stock-based compensation (1.3%), amortization of intangible assets (0.5%), and other expenses (0.2%).

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

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income from our cash balances, interest expense from borrowings under our revolving line of credit, amortization of deferred debt costs, unrealized losses on marketable securities, and changes in fair value of warrants and tranche rights.

Provision (Benefit) for Income Taxes

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets. As a result of our valuation allowance, provision (benefit) for income taxes consists primarily of state income taxes and deferred taxes related to the tax amortization of acquired goodwill. This was offset in 2022 by a deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the Segmint business combination.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected consolidated statements of operations data for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
($ In thousands, except share and per share amounts)	2022	2021	2020
Revenues	$204,270	$152,159	$112,142
Cost of revenues(1)	95,946	68,352	52,986
Gross profit	108,324	83,807	59,156
Operating expenses(1):
Research and development	69,329	48,800	40,209
Sales and marketing	36,811	24,174	16,683
General and administrative	71,247	50,398	36,437
Acquisition-related expenses, net	(12,529)	2,983	839
Amortization of acquired intangibles	1,155	368	91
Total operating expenses	166,013	126,723	94,259
Loss from operations	(57,689)	(42,916)	(35,103)
Non-operating income (expense):
Interest income	2,696	487	55
Interest expense	(3,868)	(1,186)	(489)
Loss on financial instruments	(200)	(3,035)	(15,818)
Loss before income taxes	(59,061)	(46,650)	(51,355)
Provision (benefit) for income taxes	(461)	172	—
Net loss	$(58,600)	$(46,822)	$(51,355)
(1) Includes stock-based compensation expenses as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Cost of revenues	$4,389	$1,973	$369
Research and development	11,398	2,915	417
Sales and marketing	4,042	1,028	147
General and administrative	24,763	8,619	1,021
Total stock-based compensation expenses	$44,592	$14,535	$1,954

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Year ended December 31,
($ in thousands)	2022	2021	2020
Net loss	$(58,600)	$(46,822)	$(51,355)
Provision (benefit) for income taxes	(461)	172	—
Loss on financial instruments	200	3,035	15,818
Interest expense, net	1,172	699	434
Depreciation and amortization	8,075	3,443	2,775
Stock-based compensation expense	44,592	14,535	1,954
Expenses related to tender offer	—	—	6,091
Acquisition-related expenses, net(1)	(12,529)	2,983	839
Adjusted EBITDA (2)	$(17,551)	$(21,955)	$(23,444)

(1) Acquisition-related expenses, net, includes the accrual of deferred compensation due to the former owner of ACH Alert, in addition to acquisition-related expenses associated with the acquisitions of MK and Segmint, primarily related to legal, consulting, and professional fees. In the year ended December 31, 2022, these expenses were offset by the $15.5 million gain on contingent consideration related to the purchase of MK.

(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision (benefit) for income taxes; loss on financial instruments; interest expense, net; depreciation and amortization; stock-based compensation expense; expenses related to tender offer; and acquisition-related expenses, net. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $(17.6) million, $(22.0) million, and $(23.4) million for the years ended December 31, 2022, 2021, and 2020, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues for all clients on the platform in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $226.1 million, $169.0 million, and $128.0 million as of December 31, 2022, 2021, and 2020, respectively, representing an increase of $57.1 million, or 33.8%, from 2021 to 2022 and an increase of $41.0 million, or 32.0%, from 2020 to 2021.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and to grow revenues over time. We had 14.5 million, 12.4 million, and 9.7 million registered users as of December 31, 2022, 2021, and 2020, respectively, representing an increase of 2.2 million registered users, or 17.7%, from 2021 to 2022 and an increase of 2.7 million registered users, or 27.8%, from 2020 to 2021.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $15.55, $13.68, and $13.22 as of December 31, 2022, 2021, and 2020, respectively, representing an increase of $1.87, or 13.7%, from 2021 to 2022 and an increase of $0.46, or 3.5%, from 2020 to 2021.

Comparison of the years ended December 31, 2022 and 2021

Revenues

	Year ended December 31,		Change
($ in thousands)	2022	2021	$	%
Revenues	$204,270	$152,159	$52,111	34.2%

Revenues increased $52.1 million, or 34.2%, for 2022 compared to 2021. The increase in revenues was primarily due to registered user growth of 2.2 million, comprised of 1.1 million in registered user growth from existing clients (net of attrition) and 1.1 million in registered users from new clients implemented through our digital banking platform (contractual minimums). In addition, increased revenues were due to RPU growth of 13.7%. RPU growth was primarily driven by cross-sell activity to existing clients, higher average RPU of new clients implemented in 2022 on our digital banking platform compared to aggregate RPU and the subscription revenue contribution from the Segmint acquisition of $8.3 million. The average RPU of users from new clients implemented on our digital platform in the last year of $18.04 as of December 31, 2022, is 16.0% higher than the aggregate RPU as of December 31, 2022.

Cost of Revenues and Gross Margin

	Year ended December 31,		Change
($ in thousands)	2022	2021	$	%
Cost of revenues	$95,946	$68,352	$27,594	40.4%
Percentage of revenues	47.0%	44.9%	2.1%	4.7%

Cost of Revenues

Cost of revenues increased $27.6 million, or 40.4%, for 2022 compared to 2021, generating a gross margin of 53.0% for 2022 compared to a gross margin of 55.1% for 2021. The increase in cost of revenues was primarily driven by a $9.4 million increase in personnel-related costs (which includes stock-based compensation of $2.2 million) resulting from headcount increases supporting our growth in the following teams: client implementation, site reliability engineering and client support, as well as $9.1 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, $2.3 million in incremental hosting costs incurred from an increase in revenues derived from existing and new client growth, and $0.3 million in higher computer hardware and software costs. In addition, we incurred $2.3 million of additional costs related to the acquisition of Segmint (which includes stock-based compensation of $0.2 million) and a $3.2 million increase in amortization of intangibles, $2.7 million of which is related to the acquisition of Segmint. We expect the cost of revenues will continue to increase as SaaS subscription services and the associated implementation services increase over time.

Operating Expenses

	Year ended December 31,		Change
($ in thousands)	2022	2021	$	%
Research and development	$69,329	$48,800	$20,529	42.1%
Sales and marketing	36,811	24,174	12,637	52.3%
General and administrative	71,247	50,398	20,849	41.4%
Acquisition-related expenses, net	(12,529)	2,983	(15,512)	(520.0)%
Amortization of acquired intangibles	1,155	368	787	213.9%
Total operating expenses	$166,013	$126,723	$39,290	31.0%
Percentage of revenues	81.3%	83.3%

Research and Development

Research and development expenses increased $20.5 million, or 42.1%, for 2022 compared to 2021, primarily due to a $15.4 million increase in personnel-related costs (which includes stock-based compensation of $6.6 million) resulting from headcount growth, information technology and product teams dedicated to platform enhancements and innovation, as well as $0.1 million in higher consulting costs, $0.6 million in higher hosting costs, and $5.0 million of additional costs related to the Segmint acquisition (which includes stock-based compensation of $1.9 million).

Sales and Marketing

Sales and marketing expenses increased $12.6 million, or 52.3%, for 2022 compared to 2021. The increase was primarily due to a $8.3 million increase in personnel-related costs (which includes stock-based compensation of $2.6 million) resulting from headcount growth in our sales and marketing teams. In addition, we incurred $2.7 million of additional costs related to the Segmint acquisition (which includes stock-based compensation of $0.4 million), $0.5 million in higher consulting costs, $0.4 million in higher travel costs, and $1.0 million in higher costs related to industry conferences and trade shows, as we return to pre-COVID-19 pandemic sales activities, such as our in-person client conference, Co:Lab.

General and Administrative

General and administrative expenses increased $20.8 million, or 41.4%, for 2022 compared to 2021, the increase in general and administrative expenses was primarily due to a $16.6 million increase in personnel-related and other costs (which includes stock-based compensation of $16.1 million). In addition, we incurred $1.0 million of additional costs related to the Segmint acquisition (which includes stock-based compensation of less than $0.1 million), $1.6 million of increased insurance costs, $1.1 million in higher software costs, and $0.5 million in higher audit and consulting costs.

Acquisition-Related Expenses, Net

Acquisition-related expenses, net decreased $15.5 million for the year ended December 31, 2022 compared to 2021, primarily due to the $15.5 million gain on revaluation of contingent consideration related to the purchase of MK.

Amortization of Acquired Intangibles

Amortization of acquired intangibles increased $0.8 million for the year ended December 31, 2022 compared to 2021, primarily due to additional amortization of intangible assets related to the acquisitions of MK in September 2021 and Segmint in April 2022.

Non-Operating Income (Expense)

Non-operating expense decreased $2.4 million for 2022 compared to 2021, primarily due to a decrease in loss on financial instruments of $3.0 million in non-operating loss related to the increase in fair value of our warrant liabilities for the year ended December 31, 2021, partially offset by higher net interest expense of $0.5 million for the year ended December 31, 2022.

Provision (Benefit) for Income Taxes

The Company recorded a benefit for income taxes of $0.5 million and a provision for income taxes of $0.2 million, resulting in an effective tax rate of 0.8% and (0.4)% for 2022 and 2021, respectively.

As a result of our valuation allowance, provision (benefit) for income taxes consists primarily of current state income taxes and deferred taxes related to the tax amortization of acquired goodwill. This was offset by a $2.1 million deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the Segmint business combination, recorded in the year ended December 31, 2022.

The difference in the effective tax rate for the year ended December 31, 2022 as compared to 2021 is primarily the result of a lower valuation allowance recorded in the current year due to utilization of net operating losses, the impact of tax expense (benefits) related to stock-based compensation recorded in each of the respective periods, and state income taxes.

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2022, we had $196.4 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $372.5 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

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

We believe that our existing cash resources, including our Amended Credit Agreement, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for the short term (at least the next 12 months) and longer term. We may, from time to time, seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(37,788)	$(28,959)
Net cash used in investing activities	(224,008)	(22,023)
Net cash provided by financing activities	61,179	192,273

Net Cash Used in Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $37.8 million, which consisted of a net loss of $58.6 million, adjusted by non-cash charges of $37.3 million and net cash outflows from the change in net operating assets and liabilities of $16.5 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $8.1 million and stock-based compensation expense of $45.4 million, partially offset by a $15.5 million gain on revaluation of contingent consideration and a $0.7 million benefit from deferred taxes. The net cash outflows from the change in our net operating assets and liabilities were primarily due to an $8.4 million increase in deferred implementation costs, $3.2 million increase in prepaid expenses and other assets, a $4.0 million increase in accounts receivable, and a $1.4 million decrease in accounts payable and accrued liabilities, partially offset by a $0.5 million increase in deferred revenues.

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

Net Cash Used in Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $224.0 million, primarily consisting of $187.2 million for the purchase of marketable securities, $131.8 million related to our acquisition of Segmint, $3.6 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $1.1 million, partially offset by $99.8 million in proceeds from maturities and redemptions of marketable securities.

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

Net Cash Provided by Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $61.2 million, which was primarily due to proceeds of $85.0 million from issuance of long-term debt, proceeds of $2.4 million from the exercise of stock options to purchase 1.1 million shares of our common stock, and proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”) of $2.9 million, partially offset by $24.7 million of principal payments on debt, payments for taxes related to net settlement of equity awards of $2.7 million, payment of acquisition related holdback of $1.0 million and debt issuance costs paid of $0.8 million.

For the year ended December 31, 2021, net cash provided by financing activities was $192.3 million, which was primarily due to the receipt of proceeds from our IPO of $192.8 million, proceeds of $9.1 million from the exercise of stock options to purchase 5.8 million shares of our common stock, and proceeds from issuances under the ESPP of $3.0 million, partially offset by the cash payment of our Series B dividend of $5.0 million upon the consummation of our IPO, the $4.5 million payment of deferred IPO issuance costs, and the repurchase of shares of our common stock in the amount of $3.5 million.

Amended Credit Agreement

On April 29, 2022, we entered into an amended and restated credit agreement with Silicon Valley Bank, Comerica Bank, and Canadian Imperial Bank of Commerce (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the prior credit facility provided by Silicon Valley Bank and KeyBank National Association. The Amended Credit Agreement matures on April 29, 2025. The Amended Credit Agreement includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $40.0 million in aggregate commitments for secured revolving loans (“Amended Revolving Facility”) and there were no outstanding borrowing as of December 31, 2022.
•Term Loan: A term loan of $85.0 million (the “Amended Term Loan”) was borrowed on the closing date of the Amended Credit Agreement. The additional proceeds received from the Amended Term Loan were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022.
•Accordion Feature: The Amended Credit Agreement also permits us, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million and there were no outstanding borrowing as of December 31, 2022.

Amended Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Amended Term Loan are due in quarterly installments equal to an initial amount of approximately $1.1 million, beginning on June 30, 2023 and continuing through March 31, 2024, and increasing to approximately $2.1 million, beginning on June 30, 2024 through the Amended Credit Agreement maturity date. Once repaid or prepaid, the Amended Term Loan may not be re-borrowed.

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

The Amended Credit Agreement contains customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $15.0 million or more. The Amended Credit Agreement also contains customary events of default, which, if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit.

Total interest expense, including commitment fees and unused line fees, for the years ended December 31, 2022, 2021, and 2020, was $3.9 million, $1.2 million, and $0.5 million, respectively. In conjunction with closing the Amended Credit Agreement in 2022, we incurred issuance costs of $0.8 million, which were deferred and were scheduled to be amortized over the three-year term. Unamortized debt issuance costs totaled $0.7 million, $0.1 million, and $0.1 million as of December 31, 2022, 2021, and 2020, respectively. Amortization expense totaled $0.3 million for the year ended December 31, 2022 and $0.2 million for the year ended December 31, 2021.

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

The Company has a contractual commitment to repay its long-term debt of $85.0 million based on the defined terms of our Amended Credit Agreement. Within the next 12 months, the Company is obligated to pay principal of $3.2 million of this total debt. Refer to Note 8 of the Notes to the Consolidated Financial Statements for further details.

Additionally, we have material future purchase commitments for services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next five years is $24.2 million. Of this amount, $22.3 million is due within the next 12 months. Refer to Note 13 of the Notes to the Consolidated Financial Statements for further details.

Finally, we have operating leases for real estate and equipment that include future minimum payments with initial terms of one year or more. Total future operating lease payments at December 31, 2022 are $22.2 million. Within the next 12 months, operating lease payments are expected to be $3.8 million. Refer to Note 14 of the Notes to the Consolidated Financial Statements for further details.

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

Deferred Costs to Obtain Client Contracts

We capitalize certain commissions as incremental costs of obtaining a client contract if we anticipate that the costs will be recoverable under the contract. Costs include commissions earned by sales teams and leaders due to the execution of client contracts along with associated employer taxes. Capitalized amounts do not include commissions which are contingent on continued employment over a substantive service period. Contingent commissions are accrued as liabilities and expensed over the requisite employment service period. Deferred commissions are amortized over the benefit period of the client relationship. Determining the benefit period over which to amortize deferred commissions requires judgment. We determine the period of benefit by considering factors such as the length of the initial SaaS contract, the likelihood of renewal and the estimated useful life of the underlying technology.

Deferred Implementation Costs

We capitalize certain costs to fulfill client contracts such as employee salaries, benefits, and associated payroll taxes that are directly related to the implementation of our solutions and some third-party costs. We only capitalize implementation costs that we anticipate will be recoverable under the contract. We begin amortizing deferred implementation costs ratably over the expected period of client benefit once access to our SaaS solution is transferred to the client. Deferred costs are amortized over the benefit period of the client relationship. Determining the benefit period over which to amortize deferred costs requires significant judgment. We determine the period of benefit by considering factors such as the length of the initial SaaS contract, the likelihood of renewal and the estimated useful life of the underlying technology.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our Amended Credit Agreement. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under our Amended Credit Agreement are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements. Our cash, cash equivalents and restricted cash, consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.

Item 8. Financial Statements and Supplementary Data.
Alkami Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alkami Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alkami Technology, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Dallas, Texas
February 24, 2023

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$108,720	$308,581
Marketable securities	87,635	—
Accounts receivable, net	26,246	20,821
Deferred implementation costs, current	7,855	6,272
Prepaid expenses and other current assets	11,709	9,487
Total current assets	242,165	345,161
Property and equipment, net	13,561	11,828
Right of use assets	14,670	—
Deferred implementation costs, net of current portion	24,783	17,991
Intangibles, net	42,593	11,164
Goodwill	148,017	48,091
Other assets	3,096	2,275
Total assets	$488,885	$436,510
Liabilities, Preferred Stock, and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$3,188	$1,563
Accounts payable(1)	4,291	3,649
Accrued liabilities	21,643	19,083
Deferred rent and tenant allowance, current portion	—	705
Deferred revenues, current portion	8,835	8,198
Lease liabilities, current portion	3,657	—
Total current liabilities	41,614	33,198
Long-term debt, net	81,392	23,053
Deferred revenues, net of current portion	13,904	13,873
Deferred rent and tenant allowance, net of current portion	—	5,190
Deferred income taxes	1,712	85
Lease liabilities, net of current portion	15,817	—
Other non-current liabilities	400	16,500
Total liabilities	154,839	91,899
Commitments and contingencies (Note 11 and 13)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized and 92,112,749 and 89,954,657 shares issued and outstanding as of December 31, 2022 and 2021, respectively	92	90
Additional paid-in capital	706,407	658,374
Accumulated deficit	(372,453)	(313,853)
Total stockholders’ equity	334,046	344,611
Total liabilities and stockholders' equity	$488,885	$436,510
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements
(1)Includes related party accounts payable of $0.3 million and none as of December 31, 2022 and December 31, 2021, respectively. See Note 17.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Revenues	$204,270	$152,159	$112,142
Cost of revenues(1)(2)	95,946	68,352	52,986
Gross profit	108,324	83,807	59,156
Operating expenses:
Research and development	69,329	48,800	40,209
Sales and marketing	36,811	24,174	16,683
General and administrative	71,247	50,398	36,437
Acquisition-related expenses, net	(12,529)	2,983	839
Amortization of acquired intangibles	1,155	368	91
Total operating expenses	166,013	126,723	94,259
Loss from operations	(57,689)	(42,916)	(35,103)
Non-operating income (expense):
Interest income	2,696	487	55
Interest expense	(3,868)	(1,186)	(489)
Loss on financial instruments	(200)	(3,035)	(15,818)
Loss before income taxes	(59,061)	(46,650)	(51,355)
Provision (benefit) for income taxes	(461)	172	—
Net loss	$(58,600)	$(46,822)	$(51,355)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	(277)	(5,290)
Net loss attributable to common stockholders	$(58,600)	$(47,099)	$(56,645)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.64)	$(0.73)	$(11.78)
Weighted average number of shares of common stock outstanding:
Basic and diluted	90,956,521	64,510,456	4,809,533

The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.
______________

(1) Includes amortization of acquired technology of $3.9 million, $0.7 million, and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

(2) Includes fees paid to a related party of $4.4 million for each of the years ended December 31, 2022, 2021, and 2020, respectively.
See Note 17.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance January 1, 2020	54,290,383	$210,033	4,537,955	$5	$335	$(195,730)	$(195,390)
Issuance of redeemable convertible preferred stock, net of issuance costs	17,935,533	227,940	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,954	—	1,954
Preferred Series E Tranche Liability	—	—	—	—	(892)	—	(892)
Exercised stock options	—	—	1,706,780	2	1,984	—	1,986
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	5,290	—	—	(3,381)	(1,909)	(5,290)
Repurchase of common stock in tender offer	—	—	(1,099,373)	(2)	—	(11,327)	(11,329)
Repurchase of common stock	—	—	(235,833)	—	—	(3,207)	(3,207)
Net loss	—	—	—	—	—	(51,355)	(51,355)
Balance December 31, 2020	72,225,916	443,263	4,909,529	5	—	(263,528)	(263,523)
Stock-based compensation	—	—	—	—	14,535	—	14,535
Exercised stock options	—	—	5,801,124	6	9,106	—	9,112
Issuance of common stock upon restricted stock unit vesting	—	—	3,368	—	—	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	—	—	122,314	—	3,005	—	3,005
Exercised warrants	—	—	211,323	—	645	—	645
Payment of Series B Dividend upon initial public offering	—	(4,969)	—	—	—	—	—
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	277	—	—	(277)	—	(277)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offerings costs	—	—	6,900,000	7	192,803	—	192,810
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,225,916)	(438,571)	72,225,916	72	438,498	—	438,570
Conversion of redeemable convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	5,727	—	5,727
Cost in connection with initial public offering	—	—	—	—	(5,674)	—	(5,674)
Repurchase of common stock	—	—	(218,917)	—	6	(3,503)	(3,497)
Net loss	—	—	—	—	—	(46,822)	(46,822)
Balance December 31, 2021	—	—	89,954,657	90	658,374	(313,853)	344,611
Stock-based compensation	—	—	—	—	45,395	—	45,395
Issuance of common stock upon restricted stock unit vesting	—	—	698,841	1	(1)	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	—	—	323,905	—	2,906	—	2,906
Exercised stock options	—	—	1,135,346	1	2,398	—	2,399
Payments for taxes related to net settlement of equity awards	—	—	—	—	(2,665)	—	(2,665)
Net loss	—	—	—	—	—	(58,600)	(58,600)
Balance December 31, 2022	—	$—	92,112,749	$92	$706,407	$(372,453)	$334,046
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(58,600)	$(46,822)	$(51,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,075	3,443	2,775
Accrued interest on marketable securities, net	(369)	—	—
Stock-based compensation expense	45,395	14,535	1,954
Amortization of debt issuance costs	152	50	61
Gain on revaluation of contingent consideration	(15,500)	—	—
Loss on financial instruments	200	3,035	15,818
Deferred taxes	(690)	85	—
Changes in operating assets and liabilities:
Accounts receivable	(4,013)	(6,281)	(3,381)
Prepaid expenses and other assets	(3,210)	352	(4,239)
Accounts payable and accrued liabilities	(1,374)	6,825	3,069
Deferred implementation costs	(8,376)	(4,659)	(3,768)
Deferred rent and tenant allowances	—	(568)	226
Deferred revenues	522	1,046	695
Net cash used in operating activities	(37,788)	(28,959)	(38,145)
Cash flows from investing activities:
Purchase of marketable securities	(187,217)	—	—
Proceeds from maturities and redemptions of marketable securities	99,750	—	—
Purchases of property and equipment	(1,057)	(1,120)	(2,147)
Capitalized software development costs	(3,645)	(2,577)	—
Acquisition of business, net of cash acquired(1)	(131,839)	(18,326)	(25,073)
Net cash used in investing activities	(224,008)	(22,023)	(27,220)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	85,000	—	25,000
Principal payments on debt	(24,688)	(313)	—
Borrowings on line of credit	—	—	13,000
Payments on line of credit	—	—	(13,000)
Payment of holdback funds from acquisition	(1,000)	—	—
Payments for taxes related to net settlement of equity awards	(2,665)	—	—
Proceeds from stock option exercises	2,399	9,112	1,986
Proceeds from exercise of warrants	—	645	—
Proceeds from ESPP issuance	2,906	3,005	—
Proceeds on sales of preferred stock, net of issuance costs	—	—	213,896
Deferred IPO issuance costs paid	—	(4,520)	(1,154)
Debt issuance costs paid	(773)	—	(135)
Payments on capital lease obligations	—	—	(11)
Repurchase of common stock	—	(3,497)	(3,207)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	192,810	—
Purchase of common stock in tender offer	—	—	(11,329)
Payment of Series B dividend	—	(4,969)	—
Net cash provided by financing activities	61,179	192,273	225,046
Net (decrease) increase in cash and cash equivalents and restricted cash	(200,617)	141,291	159,681
Cash and cash equivalents and restricted cash, beginning of period	312,954	171,663	11,982
Cash and cash equivalents and restricted cash, end of period	$112,337	$312,954	$171,663

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,612	$1,100	$352
Cash paid for taxes	$249	$32	$67
Supplemental disclosure of noncash investing and financing activities:
Deferred IPO offering costs not yet paid	$—	$—	$419
(1) See Note 3 for additional information regarding noncash investing activities for the years ended December 31, 2022 and December 31, 2021, related to the acquisition of Segmint and MK.
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

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) set by the Financial Accounting Standards Board (“FASB”). References to U.S. GAAP issued by the FASB in these notes are to the FASB Accounting Standards Codification (“ASC”). The consolidated financial statements include accounts of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions are eliminated.

The Company has no sources of other comprehensive income, and accordingly, net loss presented each period is the same as comprehensive loss.

Reclassification. Acquisition-related expenses, net, and amortization of acquired intangibles previously included in general and administrative expense and sales and marketing expense, respectively, were reclassified into separate individual captions within the consolidated statements of operations to conform with the current year presentation.

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

The Company’s financial instruments consist primarily of cash, restricted cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, stock warrants and contingent consideration. The carrying values of cash, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The carrying value of long-term debt approximates its fair value due to the variable interest rate. Cash equivalents include amounts held in money market accounts that are measured at fair value using observable market prices. Marketable securities include debt securities that are measured at fair value using observable inputs. The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows.

See Note 11 for additional information regarding fair value measurements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2022 and 2021, $28.2 million and $308.1 million, respectively, was held in a cash equivalent money market and marketable securities accounts. The Company maintains its cash and cash equivalent balances at primarily one financial institution.

Restricted Cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amounts included in restricted cash on the consolidated balance sheets at December 31, 2022 and December 31, 2021 represent the additional cash proceeds in deposit with an escrow agent for satisfaction of deferred compensation related to the acquisition of ACH Alert, LLC (“ACH Alert”), additional cash proceeds in deposit with an escrow agent for satisfaction of a holdback provision related to the acquisitions of MK Decisioning Systems, LLC (“MK”) and Segmint Inc. (“Segmint”). See Note 3 for further information.

	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$108,720	$308,581
Restricted cash included in Prepaid Expenses and other current assets	3,617	3,373
Restricted cash included in Other assets	—	1,000
Total cash and cash equivalents and restricted cash	$112,337	$312,954

Marketable Securities

The Company classifies its fixed income marketable securities as trading securities based on its intentions regarding these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in the consolidated statements of operations.

Accounts Receivable

Accounts receivable represents the trade receivables billed to clients and includes unbilled amounts earned and recognized as revenues prior to period end. The accounts receivable allowance reflects a reserve that reduces the Company’s client accounts receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of clients, historical collection experience, an estimate of future collectability, and current events. Management also analyzes historical trends of credits issued to clients and specific invoices to estimate an allowance for disputed invoices and billing errors.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

The Company maintains reserves for estimated sales credits issued to customers for billing disputes or other service-related reasons. These allowances are recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The Company also maintains specific reserves for anticipated contract concessions. Refer to Note 6. Accounts receivable for additional information.

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

The Company had $5.7 million and $2.6 million in capitalized internal software development costs as of December 31, 2022 and December 31, 2021, respectively. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service.

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

Leases

Refer to Note 2. Recently Adopted Accounting Pronouncements for additional information. The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2022, the Company had no finance leases.

The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement for the real estate asset class. Additionally, the Company elected the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term.

Operating lease assets are included on the Company's consolidated balance sheets in non-current assets as a right-of-use (“ROU”) asset, and represent the Company's right to use an underlying asset for the lease term. Operating lease liabilities are included on the Company's consolidated balance sheets in lease liabilities, current portion, for the portion that is due within 12 months and in lease liabilities, net of current portion, for the portion that is due beyond 12 months of the financial statement date and represent the Company's obligation to make lease payments.

ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using an appropriate discount rate. If an implicit rate is not readily determined by the Company's leases, the Company utilizes the incremental borrowing rate based on the available information at the commencement date to determine the lease payments. The depreciable lives of the underlying leased assets are generally limited to the expected lease term inclusive of any optional lease renewals where the Company concludes at the inception of the lease that the Company is reasonably certain of exercising those options. The ROU asset calculation may also include any initial direct costs paid and is reduced by any lease incentives provided by the lessor. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment would be recognized if the estimated undiscounted future cash flows were less than the carrying value of the related assets. Therefore, the carrying amount of such assets would be reduced to fair value. There were no impairment charges for the years ended December 31, 2022, 2021, and 2020.

Contract Balances

Client contracts under which revenues have been recognized while the Company is not yet able to invoice results in contract assets. Generally, contract assets arise as a result of reallocating revenues when discounts are more heavily weighted in the early years of a multi-year contract or the client contract has substantive minimum fees that escalate over the term of the contract. Contract assets totaled $0.5 million and $0.7 million as of December 31, 2022 and 2021, respectively, which are included in other assets in the accompanying consolidated balance sheets.

Contract liabilities are comprised of billings or payments received from the Company’s clients in advance of performance under the contract and are represented in deferred revenues in the consolidated balance sheets.

Deferred costs to obtain client contracts

The Company capitalizes certain incremental costs of obtaining a client contract if the costs are deemed recoverable. Costs include commissions and bonuses earned by sales teams and leaders due to the execution of client contracts along with associated employer taxes. Capitalized amounts do not include commissions that are contingent on continued employment over a substantive service period. Contingent commissions are accrued as liabilities and expensed over the requisite employment service period. Deferred commissions are amortized over the benefit period of the client contract. Determining the expected benefit period over which to amortize deferred commissions requires judgment. The

Company determines the expected benefit period based upon initial contract lengths, expected renewals and the expected benefit of the underlying technology.

Deferred implementation costs

The Company capitalizes certain costs to fulfill client contracts such as employee salaries, benefits, stock-based compensation and associated payroll taxes that are directly related to the implementation of its solutions and some third-party costs. The Company only capitalizes implementation costs that it anticipates will be recoverable under the contract. The Company begins amortizing deferred implementation costs ratably over the expected period of client benefit once access to the software-as-a-service (“SaaS”) solution is transferred to the client. Deferred implementation costs are amortized over the benefit period of the client contract. The Company determines the period of benefit by considering factors such as the length of the initial SaaS contract, the likelihood of renewal and the estimated useful life of the underlying technology.

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

Cost of Revenues

The Company’s cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses, stock-based compensation, travel and related costs for employees supporting SaaS subscription, implementation and other services. This includes the costs of the implementation, client support and client success teams, development personnel responsible for maintaining and releasing updates to the platform, as well as third-party cloud-based hosting services. Cost of revenues also includes the direct costs of bill-pay services and other third-party intellectual property included in the Company’s solutions, the amortization of acquired technology, the amortization of capitalized internal use software, and depreciation.

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

The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected, for periods prior to the Company’s initial public offering ("IPO"), by the Company’s estimated common stock fair value as well as other subjective assumptions including the volatility, risk-free interest rate, dividends, and weighted average expected life. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These assumptions and estimates are as follows:

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
•Initial Public Offering Price and Options Granted Subsequent to April 13, 2021. The Company’s stock became actively traded upon the completion of its IPO in April 2021. For grants issued upon or subsequent to its IPO, the Company establishes fair value based on the Company’s stock price.

Volatility: As the Company does not have the necessary trading history for its common stock, the selected volatility used is representative of expected future volatility. The Company bases expected future volatility on the historical and implied volatility of comparable publicly traded companies over a similar expected term.

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

Restricted Stock Units (“RSUs”)
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

Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) permits employees to purchase the Company's common stock through payroll deductions during six month offerings. The offering periods begin each May 16 and November 16, or such other period determined by the compensation committee. In accordance with the guidance in ASC 718-50 - Compensation - Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e., the purchase date) represents an option and, therefore, the ESPP is a compensatory plan. Accordingly, stock-based compensation expense is determined based on the grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the withholding period.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted loss per share is calculated by giving effect to all potentially dilutive common stock, which is comprised of redeemable convertible preferred stock, stock options, RSUs, ESPP obligations, and warrants, when determining the weighted-average number of shares of common stock outstanding.

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

Research and Development

Research and development costs consist primarily of personnel-related costs for engineering, information technology and product employees, including salaries, bonuses, other incentive-related compensation, employee benefits and stock-based compensation. In addition, the Company also includes third-party contractor expenses, software development and testing tools, allocated corporate expenses, and other expenses related to developing new solutions and upgrading and enhancing existing solutions.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs of sales, marketing and a portion of account management employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. Sales and marketing expenses also include travel and related costs, outside consulting fees and marketing programs, including lead generation, costs of the Company’s annual client conference, advertising, trade shows, other event expenses and amortization of acquired client relationships. Advertising costs are expensed when incurred and were not significant for the years ended December 31, 2022, 2021, and 2020.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs for executive, finance, legal, human resources, information technology, security and compliance and other administrative employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other unallocated corporate-related expenses such as the cost of facilities, employee relations, corporate telecommunication and software.

Acquisition-Related Expenses, Net

Acquisition-related expenses, net, include acquisition-related expenses primarily related to accrual of deferred compensation, legal, consulting, and professional fees. In addition, these expenses are inclusive of any gain or loss on revaluation of contingent consideration.

Amortization of Acquired Intangibles

Amortization of acquired intangibles represents the amortization of intangible assets recorded in connection with business acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the related assets.

Concentrations of Credit Risk

Significant concentrations of credit risk arise from the Company’s revenues and accounts receivable. Management believes that its contract acceptance, billing, and collection policies are adequate to minimize potential credit risk. As of December 31, 2022 and 2021, no client represented more than 10% of accounts receivable. For the years ended December 31, 2022, 2021, and 2020, no client represented more than 10% of revenues.

At times, cash held in financial institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) limits. Management periodically assesses the financial condition of the institutions to assess credit risk. To date, the Company has not experienced such losses and believes it is not exposed to significant credit risk. As of December 31, 2022 and 2021, cash exceeded FDIC limits by $107.4 million and $307.8 million, respectively.

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

Business Combinations

The Company’s acquisitions are accounted for using the acquisition method of business combinations accounting. The Company recognizes the consideration transferred (i.e., purchase price) in a business combination as well as the acquired business’ identifiable assets, liabilities, and any non-controlling interests at their acquisition date fair value. The excess of the consideration transferred over the fair value of the identifiable assets, liabilities, and non-controlling interest, is recorded as goodwill in the consolidated financial statements. Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to its preliminary estimates to goodwill, provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

For acquisitions involving additional consideration to be transferred to the selling parties in the event certain future events occur or conditions are met (“contingent consideration”), the Company recognizes the acquisition date fair value of contingent consideration as part of the consideration transferred in exchange for the business combination. Contingent consideration meeting the criteria to be classified as equity in the consolidated balance sheets is not remeasured, and its subsequent settlement is recorded within stockholders’ equity (deficit). Contingent consideration classified as a liability is remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value recognized in the consolidated statements of operations.

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

Estimated useful lives for intangible assets primarily consist of the following:

Customer relationships - 15 years
Developed technology - 5 or 7 years
Trade name - 2 or 10 years

Amortization of acquired developed technologies is included in Cost of revenues, and amortization of acquired customer relationships and trade names is included in Sales & marketing expenses in the accompanying consolidated statements of operations.

Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. This includes, but is not limited to, significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. There were no impairments of intangible assets during the years ended December 31, 2022, 2021, and 2020.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs a quantitative goodwill assessment and determines the fair value of the reporting unit using a combination of an income approach, employing a discounted cash flow model, and a market approach. As the Company operates in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. Goodwill impairment, if any, is evaluated by comparing the reporting unit’s fair value to its carrying value. There was no goodwill impairment for the years ended December 31, 2022, 2021, and 2020.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, Targeted Improvements, which provides the option to adopt ASU No. 2016-02 retrospectively for each prior period presented or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements” to clarify the required disclosures of ASU No 2016-02 and explicitly exempt entities from disclosing the effect of the change for the interim period. The Company adopted the standard effective January 1, 2022 and elected the package of practical expedients permitted under the transition guidance with Topic 842, which among other things, allows us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $16.9 million and $22.4 million, respectively, as of January 1, 2022. The difference between the ROU asset and lease liabilities is related to deferred rent and tenant improvement allowances at the date of adoption. The standard had no impact on our consolidated statements of operations.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326),” which modifies the measurement of expected credit losses of certain financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The ASU clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. The effective date for adoption of the new standard was delayed until calendar years beginning after December 15, 2022, with early adoption permitted. The Company adopted the standard effective January 1, 2022. The impact of adopting this standard was not material to the consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the date to December 31, 2024. The Company does not have any receivables, hedging relationships, lease agreements, or debt agreements that reference LIBOR or another reference rate expected to be discontinued. On April 29, 2022, the Company amended and restated our credit agreement. At the same time, the Company also amended its master note agreement. As a result of those amendments, the Company’s floating rate debt no longer references a LIBOR based benchmark rate. Therefore, the Company will not be electing the optional practical expedients associated with this ASU.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if the acquiring entity had originated the related revenue contracts. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that early adopts this guidance in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company early adopted the standard during the second quarter of 2022, has applied the related accounting to the business combination completed in the current fiscal year and will apply the standard to all business combinations completed prospectively. The adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.

On May 3, 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard was effective for fiscal years beginning after December 15, 2021, and the standard was adopted and applied prospectively by the Company as of January 1, 2022, but the adoption and application did not have a significant impact on the Company's financial statements and disclosures, including interim periods.

Note 3. Business Combination

ACH Alert, LLC

On October 4, 2020, the Company announced the acquisition of substantially all of the assets of ACH Alert for approximately $25 million in cash consideration. The ACH Alert acquisition also involved $4.9 million of additional cash consideration that the Company placed on deposit with an escrow agent to be paid upon the continued employment of one of the owners of ACH Alert, of which $2.5 million was paid in October 2021 and $2.4 million was paid in October 2022. Since the payouts are contingent upon the continued and future employment of the former owner, these amounts have been excluded from the purchase price. The Company has classified the amounts held in escrow as restricted cash on the consolidated balance sheets and is accruing the estimated payouts over the requisite service period as a component of general and administrative expense on the consolidated statements of operations. For the years ended December 31, 2022, 2021, and 2020, the Company recognized compensation expense of $1.7 million, $2.5 million, and $0.6 million, respectively, related to this agreement.

MK Decisioning Systems, LLC

On September 10, 2021, the Company acquired substantially all of the assets of MK for approximately $20 million in cash consideration due at closing subject to a $2 million holdback provision held in escrow with $1 million released at the 12-month anniversary of close and the remainder to be released at the 18-month anniversary of close. The Company also agreed to assume certain liabilities associated with MK’s business. The integrated set of assets and activities acquired from MK through the acquisition meets the definition of a business under ASC 805, as updated by ASU 2017-01.

In addition to the base purchase price, the MK acquisition also included a potential earn-out that is tied to revenue of MK from sales of its products and services within two 12-month periods (the “First Earn-Out Period” and “Second Earn-Out Period”), with the First Earn-Out Period beginning on January 1, 2022 and ending on December 31, 2022 and the Second Earn-Out Period beginning on January 1, 2023 and ending on December 31, 2023. Pursuant to the terms and conditions set forth in the purchase agreement, the earn-out amount payable, if any, to the former owners, will be a maximum of $7.5 million and $17.5 million for the First Earn-Out Period and Second Earn-Out Period, respectively, contingent on achievement of certain revenue milestones. In certain circumstances within both Earn-Out Periods, the earn-out amounts are payable in a mix of cash and shares (based on a reference price of $35 and limited to $20 million in earn-out shares) of the Company’s common stock, subject to the election of the former owners. Earn-out amounts, if any, would be payable no later than 170 days after the end of each Earn-Out Period.

The Company has classified the amounts held in escrow as restricted cash on the consolidated balance sheets. The fair value of the contingent earn-out both upon acquisition and as of December 31, 2021 was $15.5 million, for which the balance was included in Other non-current liabilities on the consolidated balance sheets. This initial estimated fair value was included as contingent consideration in the total purchase price. The Company remeasures the fair value of the contingent consideration on an ongoing basis and records the adjustment to the consolidated statements of operations. For the year ended December 31, 2022, the Company reduced the fair value of the contingent earn-out to zero and recorded a gain of $15.5 million.

Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and stock price forecasts) and the probability of achieving the specific targets using a geometric binomial model. Based on the final purchase accounting, the Company estimated that approximately 62% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement. As of December 31, 2022, the Company determined that 0% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement as a result of changes in the expected timing of new customer sales and implementations.

Transaction costs included in the consolidated statements of operations for the year ended December 31, 2021 were $0.5 million. For the year ended December 31, 2021, the Company had noncash investing activities of $17.5 million related to unpaid consideration and holdback for the acquisition of MK.

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

The aggregate consideration paid in exchange for all of the outstanding equity interests of Segmint was approximately $135.0 million (the "Merger Consideration"). A portion of the Merger Consideration of approximately $2.6 million was placed into escrow to secure certain post-closing indemnification obligations in the Merger Agreement.

As of December 31, 2022, the allocation of the purchase price for Segmint has not been finalized. The preliminary purchase price allocations are based upon the preliminary valuation of assets and liabilities. These estimates and assumptions were subject to change as the Company obtained additional information during the measurement period. The following table summarizes the fair value amounts recognized as of the acquisition date for each major class of asset acquired or liability assumed, as well as adjustments made during the measurement period:

(in thousands)	Preliminary Fair Value as of April 25, 2022	Measurement Period Adjustments	Adjusted Fair Value as of December 31, 2022
Cash	$—	$601	$601
Trade accounts receivables	1,788	7	1,795
Other current assets	323	(8)	315
Property and equipment	35	—	35
Goodwill	99,310	616	99,926
Intangible assets	35,400	1,100	36,500
Total assets acquired	$136,856	$2,316	$139,172
Accounts payable	$768	$(282)	$486
Accrued liabilities	188	371	559
Deferred revenues, current	145	—	145
Deferred tax liability	—	2,317	2,317
Other non-current liabilities	625	—	625
Total liabilities assumed	1,726	2,406	4,132
Net assets acquired	$135,130	$(90)	$135,040
Less cash acquired	—	(601)	(601)
Total cash consideration for acquisition, less cash acquired	$135,130	$(691)	$134,439

The measurement period adjustments recorded during the year ended December 31, 2022 are related to post-closing working capital adjustments, cash account amounts received as part of assets, revised estimates for intangible assets, and assumption of deferred tax liabilities.

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

The Company estimated and recorded a net deferred tax liability of $2.3 million after offsetting the acquired available tax attributes with the intangible assets shown in the table above. Refer to Note 10 for discussion of the partial release of the Company’s pre-existing valuation allowance relating to the net deferred tax liability.

For the year ended December 31, 2022, the Company recognized acquisition-related expenses of $1.2 million related to the acquisition of Segmint. For the year ended December 31, 2022, the Company had noncash investing activities of $2.6 million related to funds held in escrow for the acquisition of Segmint.

Note 4. Property and Equipment, Net

Depreciation and amortization expense was $3.0 million, $2.4 million, and $2.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

(in thousands)	Useful Life	December 31, 2022	December 31, 2021
Software	2 to 5 years	$7,253	$3,299
Computers and equipment	3 years	5,606	4,854
Furniture and fixtures	5 years	3,986	3,980
Leasehold improvements	3 to 10 years	11,715	11,712
		$28,560	$23,845
Less: accumulated depreciation and amortization		(14,999)	(12,017)
Property and Equipment, net		$13,561	$11,828

Note 5. Revenues and Deferred Costs

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

The following table disaggregates the Company's revenue by major source for the years ended December 31, 2022, 2021, and 2020:

	Year ended December 31,
(in thousands)	2022	2021	2020
SaaS subscription services	$194,387	$143,575	$105,049
Implementation services	6,941	6,291	5,212
Other services	2,942	2,293	1,881
Total revenues	$204,270	$152,159	$112,142

The Company recognized approximately $14.8 million of revenue during the year ended December 31, 2022 that was included in deferred revenue in the accompanying balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of December 31, 2022, minimum contracted subscription revenues to be recognized in future periods total approximately $893.4 million. The Company expects to recognize approximately 44.6% percent of this amount as subscription services are transferred to customers over the next 24 months, an additional 32.6% percent in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Deferred Cost Recognition

The Company capitalized $8.3 million, $4.0 million, and $3.0 million in deferred commissions costs during the years ended December 31, 2022, 2021, and 2020, respectively, and recognized amortization of $2.9 million, $2.1 million, and $1.6 million during the years ended December 31, 2022, 2021, and 2020, respectively. A portion of the increase in deferred commissions was driven by a change in the Company’s commission plan in 2022 which eliminated a requisite service period condition and resulted in an increase in the portion of commissions that were capitalized.Amortization expense is included in sales and marketing expenses in the accompanying statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred implementation costs in the accompanying consolidated balance sheets in the amount of $16.2 million and $10.8 million as of December 31, 2022 and 2021, respectively.

The Company capitalized implementation costs of $6.9 million, $6.1 million, and $4.5 million during the years ended December 31, 2022, 2021, and 2020, respectively, and recognized amortization of $3.9 million, $3.0 million, and $2.2 million during the years ended December 31, 2022, 2021, and 2020, respectively. Amortization expense is included in cost of revenues in the accompanying consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred implementation costs in the accompanying consolidated balance sheets in the amount of $16.4 million and $13.5 million as of December 31, 2022 and 2021, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No impairment loss was recognized in relation to these capitalized costs for the years ended December 31, 2022, 2021, and 2020.

Note 6. Accounts Receivable

Accounts receivable includes the following amount at December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Trade accounts receivable	$21,665	$15,991
Unbilled receivables	4,621	3,677
Other receivables	747	1,355
Total receivables	27,033	21,023
Allowance for credit losses	(467)	(39)
Reserve for estimated credits	(320)	(163)
	$26,246	$20,821

The Company charged $0.1 million to credit loss expense for the year ended December 31, 2022. The Company charged $0.1 million to credit loss expense and relieved the allowance for credit losses balance in the amount of $0.4 million for the year ended December 31, 2021 for a total allowance for credit losses balance of less than $0.1 million as of December 31, 2021.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Bonus accrual	$6,199	$3,725
Accrued vendor purchases	1,496	2,276
Commissions accrual	2,280	2,302
Accrued hosting services	930	1,264
Client refund liability	279	1,004
Deferred compensation payable	—	625
Accrued consulting and professional fees	187	657
Accrued tax liabilities	1,147	3,724
MK and Segmint acquisition holdback provision	3,618	1,000
ESPP liability	717	821
Other accrued liabilities	4,790	1,685
Total accrued liabilities	$21,643	$19,083

Note 8. Debt

On April 29, 2022, the Company entered into an amended and restated credit agreement with Silicon Valley Bank, Comerica Bank, and Canadian Imperial Bank of Commerce (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the prior credit facility provided by Silicon Valley Bank and KeyBank National Association (“the Original Credit Agreement”). The Amended Credit Agreement matures on April 29, 2025. The Amended Credit Agreement includes the following among other features:
•Revolving Facility: The Amended Credit Agreement provides $40.0 million in aggregate commitments for secured revolving loans (“Amended Revolving Facility”) and there were no outstanding borrowing as of December 31, 2022.
•Term Loan: A term loan of $85.0 million (the “Amended Term Loan”) was borrowed on the closing date of the Amended Credit Agreement. The additional proceeds received from the Amended Term Loan were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million and there were no outstanding borrowing as of December 31, 2022.

Amended Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Amended Term Loan are due in quarterly installments equal to an initial amount of approximately $1.1 million, beginning on June 30, 2023 and continuing through March 31, 2024, and increasing to approximately $2.1 million beginning on June 30, 2024 through the Amended Credit Agreement maturity date. Once repaid or prepaid, the Amended Term Loan may not be re-borrowed. Debt issuance costs paid for the execution of the Amended Credit Facility were $0.9 million, of which $0.1 million was included in prepaid expenses and other current assets and $0.2 million was included in other assets on the consolidated balance sheets.

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

The Amended Credit Agreement contains customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $15.0 million or more. The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of December 31, 2022.

Long-term Debt

The following table summarizes long-term debt obligations as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Term Debt	$85,000	$24,688
Less unamortized debt issuance costs	(420)	(72)
Net amount	84,580	24,616
Less current maturities of long-term debt	(3,188)	(1,563)
Long-term portion	$81,392	$23,053

Maturities of long-term debt outstanding as of December 31, 2022, are summarized as follows (in thousands):

2023	3,188
2024	7,438
2025	74,374
Thereafter	—
Total	$85,000

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

Redeemable Convertible Preferred Stock

As of December 31, 2020, the Company was authorized to issue seven classes of stock: common stock, Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock, Series D redeemable convertible preferred stock, Series E redeemable convertible preferred stock and Series F redeemable convertible preferred stock. These preferred shares were classified as temporary equity within the Company’s consolidated balance sheet as of December 31, 2020. Immediately prior to the effectiveness of the Company’s registration statement relating to its IPO, the Company’s outstanding shares of redeemable convertible preferred stock converted into an aggregate of 72,225,916 shares of common stock. With the proceeds from its IPO, the Company paid in full accumulated dividends on its previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million. As of December 31, 2022 and 2021, there was no preferred stock issued or outstanding.

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

Equity Compensation Plans

On February 25, 2021, the Board approved, subject to stockholder approval, which was obtained on March 23, 2021, the ESPP, pursuant to which employees would be able to purchase shares of the Company’s common stock at a 15% discount. The Board provided for a share reserve with respect to the ESPP of 2% of the total number of shares outstanding after the Company’s IPO. The Board further provided that the share reserve will be refreshed by an evergreen provision of 1% of the Company’s outstanding common stock at the end of the prior year, or such lesser amount as the Board or its Compensation Committee may determine. The Company has reserved 2,705,790 shares of common stock for issuance under the ESPP and 2,259,571 shares remain available for future issuance.

On February 25, 2021, the Board approved, subject to stockholder approval, which was obtained on March 23, 2021, the Company’s 2021 Incentive Award Plan (the “2021 Plan”), pursuant to which incentive awards may be awarded to employees, directors and consultants. The Board provided that the maximum number of shares of common stock (subject to stock splits, dividends, recapitalizations and the like) issuable under the 2021 Plan is equal to a number of shares equal to (i) 11.0% of the shares of common stock outstanding immediately prior to the effectiveness of its IPO after giving effect to the number of shares being sold in its IPO (including shares subject to outstanding equity awards, and the 2021 share reserve and the ESPP share reserve (as described above)) and assuming no exercise of the underwriters’ option to purchase additional shares, plus (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2031, equal to the lesser of: (a) 5.0% of the shares outstanding on the last day of the prior fiscal year or (b) such lesser amount as determined by the Board, plus (iii) any shares underlying awards outstanding under the 2011 Long-Term Incentive Plan, as amended (the “2011 Plan”), as of immediately prior to the effectiveness of its IPO, that are thereafter forfeited, terminated, expired or repurchased for the original purchase price thereof, subject to certain statutory limits related to “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code. The Company has reserved 16,629,578 shares of common stock for issuance pursuant to awards under the 2021 Plan, and 10,018,849 shares remain available for future issuance.

Stock Options

A summary of option activity is as follows:

	Options Outstanding
(in thousands except share and per share amounts)	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2021	11,603,131	$2.14	7.2	154,581
Granted	2,811,098	16.38
Exercised	(5,801,124)	1.57		(107,259)
Forfeited	(464,252)	7.59		(5,787)
Balance, December 31, 2021	8,148,853	$7.14	7.4	$105,260
Granted	—
Exercised	(1,135,346)	2.11		14,169
Forfeited	(745,022)	10.91		3,176
Balance, December 31, 2022	6,268,485	$7.61	5.9	$48,141

Exercisable at, December 31, 2022	4,777,675	$6.02	5.3	$43,051

No options were granted for the year ended December 31, 2022. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2021 and 2020 (i) expected term of 5.5 years and 5.9 years, (ii) expected volatility of 36.3% and 34.8%, (iii) risk-free interest rate 0.67% and 0.97%, (iv) expected dividend yield of 0% for all periods.

The total fair value of stock options vested during the years ended December 31, 2022, 2021, and 2020 was $15.8 million, $6.4 million, and $2.0 million, respectively.

As of December 31, 2022, the total unrecognized stock-based compensation expense related to stock options was $7.8 million, net of forfeitures, which the Company expects to recognize over the next 2.0 years.

Certain stock option grants provide the option holder the right to exercise their stock options before they vest. As of December 31, 2022 2021, and 2020, 0.3 million, 0.7 million, and 1.0 million options, respectively, were exercisable that were not yet vested by the option holder at a weighted average exercise price of $2.46, $3.37, and $1.34 per share, respectively.

A summary of the status of non-vested options is as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1, 2020	6,211,902	$0.72
Granted	2,176,157	1.93
Forfeited	(624,481)	0.81
Vested	(2,790,823)	0.71
Balance, December 31, 2020	4,972,755	1.22
Granted	2,811,098	8.53
Forfeited	(452,738)	3.76
Vested	(2,543,328)	2.50
Balance, December 31, 2021	4,787,787	6.10
Granted	—
Forfeited	(675,375)	5.36
Vested	(2,281,344)	6.89
Balance, December 31, 2022	1,831,068	$5.36

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

On November 5, 2021, the Company entered into a separation agreement with the former Chief Executive Officer of the Company. The agreement resulted in a modification of the former employee's 438,783 outstanding stock options and 50,000 RSUs, which accelerated certain vesting, resulting in the recognition of $1.9 million of incremental stock-based compensation expense for the year ended December 31, 2021. An additional $8.2 million of expense was recognized ratably over the remaining requisite service period, through December 31, 2022.

Restricted Stock Units

The Company's restricted stock units vest and settle upon the satisfaction of a service condition. The service condition for the awards is satisfied over generally three to four years.

The total fair value of restricted stock units vested during the year ended December 31, 2022 was $23.3 million.

Restricted stock unit activity was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2021	—	$—
Granted	2,915,667	28.48
Vested	(3,368)	30.21
Forfeited	(44,500)	28.89
Nonvested as of December 31, 2021	2,867,799	$28.48
Granted	5,771,008	14.06
Vested	(896,575)	25.88
Forfeited	(641,136)	24.27
Nonvested as of December 31, 2022	7,101,096	$17.45

As of December 31, 2022, the total unrecognized stock-based compensation expense related to RSUs was $91.0 million, net of forfeitures, which the Company expects to recognize over the next 3.2 years.

Employee Stock Purchase Plan

The first offering period commenced on May 15, 2021, and as of December 31, 2022, 446,219 shares have been issued under the ESPP with 323,905 shares issued during the year ended December 31, 2022.

Stock-based compensation expense was included in the consolidated statements of operations as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cost of revenues	$4,389	$1,973	$369
Research and development	11,398	2,915	417
Sales and marketing	4,042	1,028	147
General and administrative	24,763	8,619	1,021
Total stock-based compensation expenses	$44,592	$14,535	$1,954
The amount of stock-based compensation capitalized as part of deferred implementation costs was $0.6 million for the year ended December 31, 2022 and insignificant for the years ended December 31, 2021 and 2020.
Note 10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year ended December 31,
(In thousands)	2022	2021	2020
Current:
Federal	$—	$—	$—
State	229	87	—
Total current	$229	$87	$—
Deferred:
Federal	(213)	42	—
State	(477)	43	—
Total deferred	(690)	85	—
Total provision (benefit) for income taxes	$(461)	$172	$—

The provision (benefit) for income taxes results in effective rates that differ from the statutory rates. The following is a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the total tax expense (benefit) computed at the effective tax rate:

	Year ended December 31,
(In thousands)	2022		2021		2020
Computed tax at federal statutory rate applied to pre-tax loss	$(12,403)	21.0%	$(9,797)	21.0%	$(10,785)	21.0%
State income tax, net of federal tax benefit	(2,437)	4.1%	(3,927)	8.4%	(1,708)	3.3%
Unrealized loss (gain) on tranche liability	—	—%	—	—%	2,825	(5.5)%
Stock-based compensation	1,815	(3.1)%	(14,905)	31.9%	(746)	1.5%
Other permanent differences, net	279	(0.5)%	388	(0.8)%	174	(0.3)%
Executive compensation	1,008	(1.7)%	578	(1.2)%	—	—%
Exercise of warrants	—	—%	1,162	(2.5)%	—	—%
Return to provision adjustments	(54)	0.1%	(645)	1.4%	—	—%
Other	42	(0.1)%	(111)	0.2%	(81)	0.1%
Change in valuation allowance	11,289	(19.1)%	27,429	(58.8)%	10,321	(20.1)%
Total	$(461)	0.7%	$172	(0.4)%	$—	—%

Significant components of the Company’s net deferred tax assets and liabilities were as follows as of December 31, 2022 and 2021:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Deferred revenue	$5,631	$5,440
Deferred rent	—	1,453
Accrued expenses	1,816	1,806
Stock-based compensation	6,233	1,927
Net operating loss carryforward (federal and state)	78,073	71,055
Reserve for customer credits	246	290
Goodwill	—	334
Intangible assets	—	247
Capitalized research and development costs	14,312	—
Lease liabilities	4,872	—
Other	328	339
Total deferred tax assets	111,511	82,891
Valuation allowance for deferred tax assets	(96,256)	(81,634)
Deferred tax assets, net of valuation allowance	15,255	1,257
Deferred tax liabilities:
Fixed assets	(459)	(637)
Right of use assets	(3,670)	—
Goodwill	(3,702)	—
Intangible assets	(7,850)	—
Deferred implementation costs	(1,286)	(705)
Total deferred tax liabilities	(16,967)	(1,342)
Deferred income tax liabilities, net of deferred tax assets	$(1,712)	$(85)

At December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $316.9 million and $290.2 million, respectively, of which $92.3 million and $92.6 million, respectively, is subject to limited carryforward periods and begin to expire in 2033. At December 31, 2022 and 2021, the Company had various apportioned state net operating loss carryforwards of $220.3 million and $180.0 million, respectively, which are subject to varying carryforward periods that begin to expire in 2024. Additionally, the Company had $0.3 million of federal general business credit carryforwards as of December 31, 2022, which begin to expire in 2035.

The Company’s ability to utilize net operating loss carryforwards and other tax attributes to reduce future federal taxable income is subject to potential limitations under Internal Revenue Code Section 382 (“Section 382”) and Section 383 and its related tax regulations. The utilization of these attributes may be limited if certain ownership changes by 5% shareholders (as defined in Treasury regulations pursuant to Section 382) and the effects of stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company. In connection with the acquisition of Segmint, the Company acquired tax attributes that are subject to annual utilization limitations. We are in the process of conducting a Section 382 analysis and expect a portion of the acquired tax attributes to expire unutilized. Therefore, we have preliminarily recorded a valuation allowance of $12.8 million, gross, against these acquired NOLs. At December 31, 2022, $41.7 million of our combined federal net operating loss carryforwards, which begin to expire in 2033, remain subject to the annual Section 382 utilization limitation. Subsequent ownership changes may further impact the limitation in future years. At December 31, 2022, $0.1 million of the Company’s federal general business credit carryforwards are subject to limitation under Section 383 and are expected to expire unutilized.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. As part of the evaluation, the Company considered historical losses, future reversals of taxable temporary differences, the duration of statutory carryback and carryforward periods, and ongoing prudent and feasible tax planning strategies. As a result, at December 31, 2022 and 2021, the Company established a valuation allowance of $96.3 million and $81.6 million, respectively, for its net deferred tax assets as realization of the net deferred tax assets is not reasonably assured based upon a “more likely than not” threshold. The Company excluded the deferred tax liabilities related to certain indefinite-lived intangibles when calculating the valuation allowance, as these liabilities cannot be considered as a source of income when determining the realizability of the net definite-lived deferred tax assets. In addition to these indefinite-lived deferred tax liabilities, the Company also has indefinite-lived deferred tax assets which were considered as part of the Company’s net deferred tax position. Due to the Segmint acquisition, the Company had deferred tax liabilities in excess of deferred tax assets related to separate state filings for which a valuation allowance was not recorded. The valuation allowance increased by $14.6 million, of which $11.3 million was recorded through current year earnings and $3.3 million was recorded as part of the Segmint business combination, and $27.4 million during the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, the acquisition of Segmint resulted in the recognition of a net deferred tax liability of

$2.3 million. See Note 3 for further information. Prior to the business combination, the Company had a full valuation allowance on its net deferred tax assets. The net deferred tax liability generated from the business combination is considered an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets. As a result, the Company released a portion of the pre-existing valuation allowance against the deferred tax assets and recorded a provisional deferred tax benefit of $2.1 million.

The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for tax years before 2018. Operating losses generated in years prior to 2018 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2018 and forward remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction. The Company did not have any uncertain tax positions as of December 31, 2022 and 2021. The Company’s policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2022 and 2021, the Company did not recognize any interest or penalties.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company elected to defer the employer side of social security payments resulting in a deferred tax asset for the year ended December 31, 2021.

On August 17, 2022, President Biden signed into law the Inflation Reduction Act of 2022. The Inflation Reduction Act, among other things, includes provisions relating to the corporate alternative minimum tax and an excise tax on corporate stock buybacks. The Company does not expect there to be a material impact on its financial statements and will continue to assess in future periods.

Note 11. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, restricted cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, and contingent consideration. The carrying values of cash, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The carrying value of long-term debt approximates its fair value due to the variable interest rate. Cash equivalents include amounts held in money market accounts that are measured at fair value using observable market prices. Marketable securities include debt securities that are measured at fair value using observable inputs. The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. The significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are forecasts of expected future annual revenues as developed by the Company's management and the probability of achievement of those revenue forecast. Significant increases (decreases) in these unobservable inputs in isolation would likely result in a significantly (lower) higher fair value measurement.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(In thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$28,173	$28,173	$—	$—
Marketable securities:
Corporate bonds	26,037	—	26,037	—
Commercial paper	36,407	—	36,407	—
U.S. Treasury debt securities	22,731	22,731	—	—
International debt securities	2,460	2,460	—	—
Total marketable securities	87,635	25,191	62,444	—
Total Assets	$115,808	$53,364	$62,444	$—
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

The following table represents the changes to the Company’s contingent consideration payable (in thousands):

Balance at December 31, 2021	$15,500
Total fair value adjustments reported in earnings (Acquisition-related expenses, net)	(15,500)
Balance at December 31, 2022	$—

Note 12. Earnings Per Share

Net loss attributable to common stockholders used in computing basic and diluted earnings per share (“EPS”) has been calculated as the net loss less Series B cumulative dividends and other adjustments to redeemable convertible preferred stock of $0, $0.3 million, and $5.3 million for the years ended December 31, 2022, 2021, 2020, respectively. All of the Company’s outstanding series of redeemable convertible preferred stock are considered to be participating securities. The holders of the Company’s redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses; therefore, no amount of total undistributed loss is allocated to redeemable convertible preferred stock.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for 2022, 2021, and 2020, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the years ended December 31, 2022, 2021, and 2020:

	Year ended December 31,
(In thousands, except shares and per share amounts)	2022	2021	2020
Net loss	$(58,600)	$(46,822)	$(51,355)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	(277)	(5,290)
Net loss attributable to common stockholders	$(58,600)	$(47,099)	$(56,645)
Weighted average shares of common stock outstanding - basic and diluted	90,956,521	64,510,456	4,809,533
Loss per common share - basic and diluted	$(0.64)	$(0.73)	$(11.78)

For the years ended December 31, 2022, 2021, and 2020, the following potential shares were excluded from diluted EPS as the Company had a net loss in each period presented:

	Year ended December 31,
	2022	2021	2020
Stock options	6,268,485	8,148,853	11,603,131
Redeemable convertible preferred stock	—	—	72,225,916
Warrants	—	—	212,408
RSUs	7,101,096	2,867,799	—
ESPP	48,923	44,169	—
Total anti-dilutive common share equivalents	13,418,504	11,060,821	84,041,455

Note 13. Commitments and Contingencies

Contractual Commitments

The Company has non-cancelable contractual commitments related to third-party products, hosting services and other service costs. The Company is party to several purchase commitments for third-party services that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. At December 31, 2022, the Company had approximately $22.3 million of purchase obligations in the next 12 months.

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

Note 14. Leases

The Company adopted ASC Topic 842, Leases on January 1, 2022. The Company leases office space under non-cancellable operating leases for its corporate headquarters in Plano, Texas pursuant to a 10 year lease agreement under which the Company leases approximately 125,000 square feet of office space with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of ten years. Renewal options were not included in the ROU asset and lease liability calculation. The Company elected the practical expedient to not provide comparable presentation for periods prior to adoption.

In August 2021, the Company entered into an agreement to sublease certain premises of its offices in Plano, Texas. The sublease is classified as an operating lease and has a term of less than three years. Sublease income was $0.3 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Operating lease expense consisted of:

(in thousands)	Year ended December 31, 2022
Operating lease expense	$3,137
Short term lease expense and other(1)	1,165
Total lease expense	$4,302
(1) Other lease expense includes variable lease expense and sublease income.

Operating rent expense was $4.6 million and $4.7 million for the years ended December 31, 2021 and 2020, respectively. We elected the practical expedient to not provide comparable presentation for periods prior to adoption.

Supplemental lease information

Cash flow information (in thousands)	Year ended December 31, 2022
Cash paid for operating lease liabilities	$3,710
Right-of-use assets obtained in exchange for operating lease obligations	$16,918

Operating lease information	Year ended December 31, 2022
Weighted-average remaining lease term	5.5 years
Weighted-average discount rate	4.6%

The future maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2022
2023	3,773
2024	3,835
2025	3,898
2026	3,961
2027	4,024
Thereafter	2,712
Total minimum lease payments	$22,203
Less: present value discount	(2,729)
Total lease liability balance	$19,474

Note 15. Employee Benefit Plan

The Company sponsors a 401(k) savings plan that covers substantially all employees who have attained 21 years of age. Employees can defer a portion of their annual gross compensation up to limits established by the Internal Revenue Code. The Company currently matches employee contributions at 25% of employee contributions up to 8% of salary. Matching contributions vest based on the employees tenure with the Company. Prior to this change, the plan provided for employer contributions to be made only at the Company’s discretion. Contributions for the years ended December 31, 2022, 2021, and 2020 were $1.5 million, $1.2 million, and $1.0 million, respectively.

Note 16. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted for the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, the Company recorded $99.9 million to goodwill related to the acquisition of Segmint. See Note 3 for further information. Goodwill has a carrying value of $148.0 million and $48.1 million as of December 31, 2022 and 2021, respectively.

Total intangibles, net, consisted of the following as of December 31, 2022 and 2021:

	As of December 31, 2022
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(1,455)	$19,015
Developed Technology	27,700	(4,800)	22,900
Tradenames	750	(97)	653
Subtotal amortizable intangible assets	48,920	(6,352)	42,568
Website domain name	25	—	25
Total intangible assets	$48,945	$(6,352)	$42,593

	As of December 31, 2021
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$5,270	$(428)	$4,842
Developed Technology	7,100	(822)	6,278
Tradenames	50	(31)	19
Subtotal amortizable intangible assets	12,420	(1,281)	11,139
Website domain name	25	—	25
Total intangible assets	$12,445	$(1,281)	$11,164

Amortization expense recognized on intangible assets was $5.1 million, $1.1 million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2023	6,786
2024	6,786
2025	6,786
2026	6,554
2027	3,194
Thereafter	12,462
$42,568

Note 17. Related Party Transactions

For the years ended December 31, 2022, 2021, and 2020, CU Cooperative Systems, Inc. (“CU Cooperative”), a vendor, was paid fees of $4.4 million in all three periods, which relates to services resold to the Company’s clients. As of December 31, 2022 the Company had $0.3 million due to CU Cooperative included in accounts payable, and as of December 31, 2021, accounts payable had no amounts due to CU Cooperative. Mr. Todd Clark, who has served as President and Chief Executive Officer of CU Cooperative since 2016, is a member of the Board and was designated to serve as a member of the Board by CU Cooperative.

Note 18. Subsequent Events

Pursuant to the terms of the annual evergreen provision in the 2021 Plan, effective January 1, 2023, the number of shares issuable thereunder automatically increased by 4,605,637 shares for a new total of 14,624,486 shares available for issuance. The Board limited the effect of the evergreen provision in the ESPP, and, effective January 1, 2023, the number of shares issuable thereunder increased by 500,000 shares for a new total of 2,759,571 shares available for issuance.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2022, the last day of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we no longer qualify as an “emerging growth company.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

(b)

The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX
			Incorporated by Reference
Exhibit	Description	File No.	Form	Exhibit	Filing Date	Filed Herewith
2.1†	Asset Purchase Agreement, by and among ACH Alert, LLC, Deborah Peace, David Peace, Alkami Acquisition Corp. and Alkami Technology, Inc., dated as of October 4, 2020	333-254108	S-1	2.1	3/10/2021
2.2*	Asset Purchase Agreement, dated September 10, 2021, among Alkami Technology, Inc., MK Decisioning Systems, LLC., and individuals named therein	001-40321	8-K	2.1	9/13/2021
2.3*	Merger Agreement, dated March 25, 2022, among Alkami Technology, Inc., Segmint Inc. and the other parties thereto.	001-40321	8-K	2.1	3/28/2022
3.1	Amended and Restated Certificate of Incorporation of Alkami Technology, Inc.	001-40321	8-K	3.1	4/16/2021
3.2	Amended and Restated Bylaws of Alkami Technology, Inc.	001-40321	8-K	3.2	4/16/2021
4.1	Form of Specimen Stock Certificate evidencing the shares of common stock.	333-254108	S-1	4.1	3/10/2021
4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among Alkami Technology, Inc. and the investors listed therein, dated as of September 24, 2020.	333-254108	S-1	4.2	3/10/2021
4.3	Warrant to Purchase Stock, dated December 10, 2012, between Alkami Technology, Inc. and Silicon Valley Bank.	333-254108	S-1	4.3	3/10/2021
4.4	Warrant to Purchase Stock, dated July 2, 2014, between Alkami Technology, Inc. and Comerica Bank.	333-254108	S-1	4.4	3/10/2021
4.5	First Amendment to Warrant, dated July 7, 2016, between Alkami Technology, Inc. and Comerica Ventures Incorporated.	333-254108	S-1	4.5	3/10/2021
4.6	Warrant to Purchase Stock, dated September 9, 2014, between Alkami Technology, Inc. and Comerica Bank.	333-254108	S-1	4.6	3/10/2021
4.7	Warrant to Purchase Stock, dated July 7, 2016, between Alkami Technology, Inc. and Comerica Bank.	333-254108	S-1	4.7	3/10/2021
4.8	Warrant to Purchase Stock, dated July 21, 2017, between Alkami Technology, Inc. and Comerica Bank.	333-254108	S-1	4.8	3/10/2021
4.9	Warrant to Purchase Stock, dated June 28, 2019, between Alkami Technology, Inc. and Comerica Bank.	333-254108	S-1	4.9	3/10/2021
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	001-40321	10-K	4.10	2/25/2022
10.1	Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of September 6, 2017.	333-254108	S-1	10.1	3/10/2021
10.2	First Amendment to Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of June 29, 2018.	333-254108	S-1	10.2	3/10/2021

10.3	Second Amendment to Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of November 8, 2018.	333-254108	S-1	10.3	3/10/2021
10.4	Third Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of January 7, 2019.	333-254108	S-1	10.4	3/10/2021
10.5	Fourth Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of December 27, 2019.	333-254108	S-1	10.5	3/10/2021
10.6	Fifth Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of November 3, 2020.	333-254108	S-1	10.6	3/10/2021
10.7	Senior Secured Credit Facilities Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of October 16, 2020.	333-254108	S-1	10.7	3/10/2021
10.8	Guarantee and Collateral Agreement, among Alkami Technology, Inc. as the Borrower, the other Grantors referred to therein, and Silicon Valley Bank, as Administrative Agent, dated as of October 16, 2020.	333-254108	S-1	10.8	3/10/2021
10.9†	Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of June 28, 2013.	333-254108	S-1	10.9	3/10/2021
10.10†	First Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of May 19, 2015.	333-254108	S-1	10.10	3/10/2021
10.11†	Second Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of February 11, 2016.	333-254108	S-1	10.11	3/10/2021
10.12†	Third Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of March 7, 2017.	333-254108	S-1	10.12	3/10/2021
10.13†	Fourth Amendment to Bill Pay Service Reseller Referral Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of September 14, 2019.	333-254108	S-1	10.13	3/10/2021
10.14†	Fifth Amendment to Bill Pay Service Reseller Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of June 1, 2020.	333-254108	S-1	10.14	3/10/2021
10.15†	Sixth Amendment to Bill Pay Service Reseller Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of December 30, 2022.	001-40321	8-K	10.1	1/3/2023
10.16#	Alkami Technology, Inc. 2011 Long-Term Incentive Plan.	333-254108	S-1	10.15	3/10/2021
10.17#	Alkami Technology, Inc. 2021 Incentive Award Plan.	333-254108	S-1	10.16	3/10/2021
10.18#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.17	3/10/2021
10.19#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.18	3/10/2021
10.20#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.19	3/10/2021
10.21#	Alkami Technology, Inc. Employee Stock Purchase Plan.	333-254108	S-1	10.20	3/10/2021
10.22#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Stephen Bohanon.	333-254108	S-1/A	10.21	4/5/2021
10.23#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Michael Hansen.	333-254108	S-1/A	10.22	4/5/2021
10.24#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Bryan Hill.	333-254108	S-1/A	10.23	4/5/2021
10.25#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Douglas A. Linebarger.	333-254108	S-1/A	10.24	4/5/2021
10.26#	Form of Indemnification Agreement for directors and officers.	333-254108	S-1/A	10.25	4/5/2021
10.27#	Non-Employee Director Compensation Program.	333-254108	S-1/A	10.26	3/10/2021
10.28#	Senior Executive Bonus Plan	001-40321	8-K	10.1	8/5/2021
10.29#	Employment Agreement, effective November 5, 2021, by and between Alkami Technology, Inc. and Alex Shootman	001-40321	8-K	10.1	11/4/2021
10.30#	Transition and Separation Agreement, dated November 4, 2021, by and between Alkami Technology, Inc. and Michael Hansen	001-40321	8-K	10.2	11/4/2021
10.31	Senior Secured Credit Facilities Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of April 29, 2022	001-40321	8-K	10.1	5/2/2022
10.32	Amended and Restated Guarantee and Collateral Agreement, among Alkami Technology, Inc. as the Borrower, the other Grantors referred to therein, and Silicon Valley Bank, as Administrative Agent, dated as of April 29, 2022.	001-40321	8-K	10.1	5/2/2022
21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350	X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ALKAMI TECHNOLOGY, INC.
(Registrant)

Date:	February 24, 2023	By:	/s/ Alex Shootman
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

Signature	Title	Date

/s/ Alex Shootman	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023
Alex Shootman

/s/ W. Bryan Hill	Chief Financial Officer (Principal Financial Officer)	February 24, 2023
W. Bryan Hill

/s/ Kristy Ramundi	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Kristy Ramundi

/s/ Brian R. Smith	Director and Chairperson	February 24, 2023
Brian R. Smith

/s/ Todd Clark	Director	February 24, 2023
Todd Clark

/s/ Charles Kane	Director	February 24, 2023
Charles Kane

/s/ Steve Mitchell	Director	February 24, 2023
Steve Mitchell

/s/ Gary Nelson	Director	February 24, 2023
Gary Nelson

/s/ Raph Osnoss	Director	February 24, 2023
Raph Osnoss

/s/ Barbara Yastine	Director	February 24, 2023
Barbara Yastine

/s/ Maria I. Alvarez	Director	February 24, 2023
Maria I. Alvarez