Form 10-Q
period 2023-03-31
ALKAMI TECHNOLOGY, INC.
filed 2023-05-04
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of March 31, 2023 was 92,864,741.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$114,287	$108,720
Marketable securities	71,108	87,635
Accounts receivable, net	28,429	26,246
Deferred implementation costs, current	8,438	7,855
Prepaid expenses and other current assets	14,238	11,709
Total current assets	236,500	242,165
Property and equipment, net	14,214	13,561
Right of use assets	14,108	14,670
Deferred implementation costs, net of current portion	25,060	24,783
Intangibles, net	40,897	42,593
Goodwill	148,050	148,017
Other assets	3,235	3,096
Total assets	$482,064	$488,885
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$4,250	$3,188
Accounts payable	3,163	4,291
Accrued liabilities	21,720	21,643
Deferred revenues, current portion	9,850	8,835
Lease liabilities, current portion	3,118	3,657
Total current liabilities	42,101	41,614
Long-term debt, net	80,375	81,392
Deferred revenues, net of current portion	13,712	13,904
Deferred income taxes	1,791	1,712
Lease liabilities, net of current portion	15,608	15,817
Other non-current liabilities	350	400
Total liabilities	153,937	154,839
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; and 92,864,741 and 92,112,749 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	93	92
Additional paid-in capital	717,450	706,407
Accumulated deficit	(389,416)	(372,453)
Total stockholders’ equity	328,127	334,046
Total liabilities and stockholders' equity	$482,064	$488,885

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended March 31,
	2023	2022
Revenues	59,996	44,790
Cost of revenues(1)	27,858	19,980
Gross profit	32,138	24,810
Operating expenses:
Research and development	20,549	14,156
Sales and marketing	10,878	7,898
General and administrative	17,111	17,046
Acquisition-related expenses, net	186	(1,378)
Amortization of acquired intangibles	360	94
Total operating expenses	49,084	37,816
Loss from operations	(16,946)	(13,006)
Non-operating income (expense):
Interest income	1,726	108
Interest expense	(1,757)	(288)
Gain (loss) on financial instruments	210	(133)
Loss before income taxes	(16,767)	(13,319)
Provision for income taxes	196	87
Net loss	$(16,963)	$(13,406)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.18)	$(0.15)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	92,397,341	90,208,871
(1) Includes amortization of acquired technology of $1.3 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(UNAUDITED)

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2023	92,112,749	$92	$706,407	$(372,453)	$334,046
Stock-based compensation	—	—	11,612	—	11,612
Issuance of common stock upon restricted stock unit vesting	292,591	—	—	—	—
Exercised stock options	459,401	1	1,415	—	1,416
Payments for taxes related to net settlement of equity awards	—	—	(1,984)	—	(1,984)
Net loss	—	—	—	(16,963)	(16,963)
Balance March 31, 2023	92,864,741	$93	$717,450	$(389,416)	$328,127

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2022	89,954,657	$90	$658,374	$(313,853)	$344,611
Stock-based compensation	—	—	9,974	—	9,974
Issuance of common stock upon restricted stock unit vesting	82,050	—	—	—	—
Exercised stock options	432,930	—	936	—	936
Net loss	—	—	—	(13,406)	(13,406)
Balance March 31, 2022	90,469,637	$90	$669,284	$(327,259)	$342,115

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,963)	$(13,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,586	1,018
Accrued interest on marketable securities, net	(398)	(42)
Stock-based compensation expense	11,440	9,920
Amortization of debt issuance costs	45	10
Gain on revaluation of contingent consideration	—	(2,700)
(Gain) loss on financial instruments	(210)	133
Deferred taxes	47	34
Changes in operating assets and liabilities:
Accounts receivable	(2,183)	(2,915)
Prepaid expenses and other current assets	(2,654)	(172)
Accounts payable and accrued liabilities	(1,290)	628
Deferred implementation costs	(859)	(469)
Deferred revenues	824	(384)
Net cash used in operating activities	(9,615)	(8,345)
Cash flows from investing activities:
Purchase of marketable securities	(20,987)	(112,079)
Proceeds from maturities and redemptions of marketable securities	38,122	—
Purchases of property and equipment	(229)	(282)
Capitalized software development costs[1]	(1,141)	(1,206)
Net cash provided by (used in) investing activities	15,765	(113,567)
Cash flows from financing activities:
Principal payments on debt	—	(313)
Payments for taxes related to net settlement of equity awards	(1,984)	—
Proceeds from stock option exercises	1,416	936
Net cash (used in) provided by financing activities	(568)	623
Net increase (decrease) in cash and cash equivalents and restricted cash	5,582	(121,289)
Cash and cash equivalents and restricted cash, beginning of period	112,337	312,954
Cash and cash equivalents and restricted cash, end of period	$117,919	$191,665

(1) See Note 2 for additional information regarding noncash investing activities for the three months ended March 31, 2023 and 2022 related to capitalized software development costs.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 24, 2023. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023.

The Company has no sources of other comprehensive income, and accordingly, net loss presented each period is the same as comprehensive loss.

Reclassification. The Company has reclassified certain amounts on its consolidated statements of operations and consolidated statements of cash flows in the prior period to conform to current period presentation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company invests its cash equivalents in highly rated money market funds. The Company’s marketable securities consist of debt securities issued by highly rated corporate entities, foreign governments, and the U.S. federal government. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including developments related to Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership. Additionally, the Company’s overall liquidity and financing has not been impacted. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

Restricted Cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amounts included in restricted cash on the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, represent the additional cash proceeds in deposit with an escrow agent for satisfaction of holdback provisions related to the acquisitions of MK Decisioning Systems, LLC (“MK”) and Segmint Inc. (“Segmint”). See Note 3 for further information.

	March 31,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$114,287	$108,720
Restricted cash included in Prepaid expenses and other current assets	3,632	3,617
Total cash and cash equivalents and restricted cash	$117,919	$112,337

Capitalized Software Development Costs

Software development costs relate primarily to software coding, systems interfaces, and testing of the Company’s proprietary systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is in the application development stage until the software is ready for use. Business analysis, system evaluation, and software maintenance costs are expensed as incurred. The capitalized software development costs are reported in property and equipment, net, in the condensed consolidated balance sheets.

The Company had $6.8 million and $5.7 million in capitalized internal software development costs, net of accumulated amortization as of March 31, 2023 and December 31, 2022, respectively. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service. For the three months ended March 31, 2023 and 2022, the Company had noncash investing activities of $0.2 million and $0.1 million, respectively, for capitalized stock-based compensation related to capitalized software development costs.

Contract Balances

Client contracts under which revenues have been recognized while the Company is not yet able to invoice results in contract assets. Generally, contract assets arise as a result of reallocating revenues when discounts are more heavily weighted in the early years of a multi-year contract or the client contract has substantive minimum fees that escalate over the term of the contract. Contract assets totaled $0.7 million and $0.5 million as of March 31, 2023 and December 31, 2022, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

Contract liabilities are comprised of billings or payments received from the Company’s clients in advance of performance under the contract and are represented in deferred revenues in the condensed consolidated balance sheets.

Recent Accounting Pronouncements

The Company reviewed recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Note 3. Business Combination

MK Decisioning Systems, LLC

On September 10, 2021, the Company acquired substantially all of the assets of MK for approximately $20 million in cash consideration due at closing subject to a $2 million holdback provision held in escrow with $1 million released at the 12-month anniversary of close and the remainder released at the 18-month anniversary of close. The Company also agreed to assume certain liabilities associated with MK’s business. The integrated set of assets and activities acquired from MK through the acquisition met the definition of a business under ASC 805, as updated by ASU 2017-01.

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

The Company has classified the amounts held in escrow as restricted cash on the condensed consolidated balance sheets. The fair value of the contingent earn-out upon acquisition was $15.5 million, for which the balance was included in Other non-current liabilities on the condensed consolidated balance sheets. This initial estimated fair value was included as contingent consideration in the total purchase price. The Company remeasures the fair value of the contingent consideration on an ongoing basis and records the adjustment to the condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the fair value of the contingent earn-out was zero.

Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and stock price forecasts) and the probability of achieving the specific targets using a geometric binomial model. Based on the final purchase accounting, the Company estimated that approximately 62% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement. As of December 31, 2022, the Company determined that 0% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement as a result of changes in the expected timing of new customer sales and implementations. The Company’s determination has not changed as of March 31, 2023.

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

As of March 31, 2023, the allocation of the purchase price for Segmint has been finalized. The preliminary purchase price allocations are based upon the preliminary valuation of assets and liabilities. These estimates and assumptions were subject to change as the Company obtained additional information during the measurement period. The following table summarizes the fair value amounts recognized as of the acquisition date for each major class of asset acquired or liability assumed, as well as adjustments made during the measurement period:

(in thousands)	Preliminary Fair Value as of April 25, 2022	Measurement Period Adjustments	Adjusted Fair Value as of March 31, 2023
Cash	$—	$601	$601
Trade accounts receivables	1,788	7	1,795
Other current assets	323	(8)	315
Property and equipment	35	—	35
Goodwill	99,310	649	99,959
Intangible assets	35,400	1,100	36,500
Total assets acquired	$136,856	$2,349	$139,205
Accounts payable	$768	$(282)	$486
Accrued liabilities	188	371	559
Deferred revenues, current	145	—	145
Deferred tax liability	—	2,350	2,350
Other non-current liabilities	625	—	625
Total liabilities assumed	1,726	2,439	4,165
Net assets acquired	$135,130	$(90)	$135,040
Less cash acquired	—	(601)	(601)
Total cash consideration for acquisition, less cash acquired	$135,130	$(691)	$134,439

The measurement period adjustments were related to post-closing working capital adjustments, cash account amounts received as part of assets, revised estimates for intangible assets, and assumption of deferred tax liabilities.

The table below outlines the purchased identifiable intangible assets:

	Weighted-Average Amortization Period	Total
	(in years)	(in thousands)
Customer relationships	15	$15,200
Developed technology	5	20,600
Trade names	10	700
Total identifiable intangible assets		$36,500

Goodwill resulted from the acquisition as it is intended to augment and diversify the Company’s single reportable segment and provide a complimentary solution to its existing platform offering. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of Segmint, the goodwill is not deductible for tax purposes.

Note 4. Property and Equipment, Net

Depreciation and amortization expense was $0.9 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

Property and equipment, net, includes the following amounts at March 31, 2023 and December 31, 2022:

(in thousands)	Useful Life	March 31, 2023	December 31, 2022
Software	2 to 5 years	$8,656	$7,253
Computers and equipment	3 years	5,740	5,606
Furniture and fixtures	5 years	3,988	3,986
Leasehold improvements	3 to 10 years	11,715	11,715
		$30,099	$28,560
Less: accumulated depreciation and amortization		(15,885)	(14,999)
Property and equipment, net		$14,214	$13,561

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

The following table disaggregates the Company's revenue by major source for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
SaaS subscription services	$57,519	$42,809
Implementation services	1,670	1,577
Other services	807	404
Total revenues	$59,996	$44,790

The Company recognized approximately $2.1 million of revenue during the three months ended March 31, 2023 that was included in deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of March 31, 2023, minimum contracted subscription revenues to be recognized in future periods total approximately $902.9 million. The Company expects to recognize approximately 46.5% of this amount as subscription services are transferred to customers over the next 24 months, an additional 32.5% in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Deferred Cost Recognition

The Company capitalized $0.8 million and $0.7 million in deferred commissions costs during the three months ended March 31, 2023 and 2022, respectively, and recognized amortization of $0.9 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred implementation costs in the accompanying condensed consolidated balance sheets in the amount of $16.2 million and $16.2 million as of March 31, 2023 and December 31, 2022, respectively.

The Company capitalized implementation costs of $2.1 million and $1.3 million during the three months ended March 31, 2023 and 2022, respectively, and recognized amortization of $1.1 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred implementation costs in the accompanying condensed consolidated balance sheets in the amount of $17.3 million and $16.4 million as of March 31, 2023 and December 31, 2022, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No impairment loss was recognized in relation to these capitalized costs for the three months ended March 31, 2023 and 2022.

Note 6. Accounts Receivable

Accounts receivable includes the following amounts at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in thousands)	2023	2022
Trade accounts receivable	$25,067	$21,665
Unbilled receivables	3,912	4,621
Other receivables	278	747
Total receivables	29,257	27,033
Allowance for credit losses	(459)	(467)
Reserve for estimated credits	(369)	(320)
	$28,429	$26,246

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in thousands)	2023	2022
Bonus accrual	$3,793	$6,199
Accrued vendor purchases	294	1,496
Commissions accrual	428	2,280
Accrued hosting services	2,332	930
Client refund liability	317	279
Accrued consulting and professional fees	502	187
Accrued tax liabilities	1,185	1,147
MK and Segmint acquisition holdback provision	3,632	3,618
ESPP liability	2,165	717
Other accrued liabilities	7,072	4,790
Total accrued liabilities	$21,720	$21,643

Note 8. Debt

On April 29, 2022, the Company entered into an amended and restated credit agreement with Silicon Valley Bank, Comerica Bank, and Canadian Imperial Bank of Commerce (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the prior credit facility provided by Silicon Valley Bank and KeyBank National Association (“the Original Credit Agreement”). The Amended Credit Agreement matures on April 29, 2025. The Amended Credit Agreement includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $40.0 million in aggregate commitments for secured revolving loans (“Amended Revolving Facility”), and there were no outstanding borrowing as of March 31, 2023.
•Term Loan: A term loan of $85.0 million (the “Amended Term Loan”) was borrowed on the closing date of the Amended Credit Agreement. The additional proceeds received from the Amended Term Loan were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, and there were no outstanding borrowing as of March 31, 2023.

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

The Amended Credit Agreement contains customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $15.0 million or more. The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of March 31, 2023.

On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023. This resulted in no impact to the Company’s condensed consolidated financial statements or changes to the terms of the Amended Credit Agreement. See Note 2. Concentration of Credit Risk for additional information.

Long-term Debt

The following table summarizes long-term debt obligations as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Term Debt	$85,000	$85,000
Less unamortized debt issuance costs	(375)	(420)
Net amount	84,625	84,580
Less current maturities of long-term debt	(4,250)	(3,188)
Long-term portion	$80,375	$81,392

Maturities of long-term debt outstanding as of March 31, 2023, are summarized as follows (in thousands):

2023	3,188
2024	7,438
2025	74,374
Thereafter	—
Total	$85,000

Note 9. Stockholders' Equity

Equity Compensation Plans

Stock-based compensation expense was included in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Cost of revenues	$1,146	$978
Research and development	3,775	1,884
Sales and marketing	1,590	750
General and administrative	4,733	6,162
Total stock-based compensation expenses	$11,244	$9,774

Note 10. Income Taxes

The Company recorded income tax expense of $0.2 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively, resulting in an effective tax rate of (1.2)% and (0.7)%, respectively.

The slight change in the effective tax rate for the three months ended March 31, 2023 as compared to the same period in 2022 is primarily due to a decrease in the valuation allowance recorded in the current period.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(In thousands)	March 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$67,089	$67,089	$—	$—
Marketable securities:
Corporate bonds	3,024	—	3,024	—
Commercial paper	36,458	—	36,458	—
U.S. government-sponsored enterprise securities	13,255	—	13,255	—
U.S. Treasury debt securities	15,881	15,881	—	—
International debt securities	2,489	2,489	—	—
Total marketable securities	71,107	18,370	52,737	—
Total Assets	$138,196	$85,459	$52,737	$—
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

Note 12. Earnings Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three months ended March 31, 2023 and 2022, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(In thousands, except shares and per share amounts)	2023	2022
Net loss	$(16,963)	$(13,406)
Weighted-average shares of common stock outstanding - basic and diluted	92,397,341	90,208,871
Net loss per common share - basic and diluted	$(0.18)	$(0.15)

For the three months ended March 31, 2023 and 2022, the following potential shares of common stock were excluded from diluted EPS as the Company had a net loss in each of the periods presented:

	Three months ended March 31,
	2023	2022
Stock options	5,781,937	7,423,122
RSUs	15,317,477	4,572,703
ESPP	190,971	167,842
Total anti-dilutive common share equivalents	21,290,385	12,163,667

Note 13. Commitments and Contingencies

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

Note 14. Leases

The Company leases office space under non-cancellable operating leases for its corporate headquarters in Plano, Texas pursuant to a 10-year lease agreement under which the Company leases approximately 125,000 square feet of office space with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of 10 years. Renewal options were not included in the ROU asset and lease liability calculation. The Company elected the practical expedient to not provide comparable presentation for periods prior to adoption.

In August 2021, the Company entered into an agreement to sublease certain premises of its offices in Plano, Texas. The sublease is classified as an operating lease and has a term of less than three years. Sublease income was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Operating lease expense consisted of:

(in thousands)	Three months ended March 31,
	2023	2022
Operating lease expense	$784	$784
Short-term lease expense and other(1)	318	326
Total lease expense	$1,102	$1,110
(1) Other lease expense includes variable lease expense and sublease income.

Supplemental Cash Flow Information

	Three months ended March 31,
Cash flow information (in thousands)	2023	2022
Cash paid for operating lease liabilities	$938	$922

The future maturities of operating lease liabilities are as follows:

(in thousands)	March 31, 2023
2023 (nine months remaining)	2,835
2024	3,835
2025	3,898
2026	3,961
2027	4,024
Thereafter	2,712
Total minimum lease payments	$21,265
Less: present value discount	(2,539)
Total lease liability balance	$18,726

Note 15. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted for the three months ended March 31, 2023. Goodwill had a carrying value of $148.1 million and $148.0 million as of March 31, 2023 and December 31, 2022, respectively.

Total intangibles, net, consisted of the following as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(1,797)	$18,673
Developed Technology	27,700	(6,137)	21,563
Tradenames	750	(114)	636
Subtotal amortizable intangible assets	48,920	(8,048)	40,872
Website domain name	25	—	25
Total intangible assets	$48,945	$(8,048)	$40,897

	As of December 31, 2022
(In thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(1,455)	$19,015
Developed Technology	27,700	(4,800)	22,900
Tradenames	750	(97)	653
Subtotal amortizable intangible assets	48,920	(6,352)	42,568
Website domain name	25	—	25
Total intangible assets	$48,945	$(6,352)	$42,593

Amortization expense recognized on intangible assets was $1.7 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2023 (remaining nine months)	5,090
2024	6,786
2025	6,786
2026	6,554
2027	3,194
Thereafter	12,462
$40,872

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

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

Alkami was founded to help level the playing field for FIs. Since then, our vision has been to create a platform that combines premium technology and fintech solutions in one integrated ecosystem, delivered as a software-as-a-service (“SaaS”) solution and providing our clients’ customers with a single point of access to all things digital. We have invested significant resources to build a technology stack that prioritized innovation velocity and speed-to-market given the importance of product depth and functionality in winning and retaining clients. In fiscal 2020, we acquired ACH Alert, LLC (“ACH Alert”) to pursue adjacent product opportunities, such as fraud prevention and to expand our addressable market. In addition, in September 2021, we acquired MK Decisioning Systems, LLC (“MK”) a technology platform for digital account opening, credit card and loan origination solutions In April 2022, we acquired Segmint Inc. (“Segmint”), a leading cloud-based financial data analytics and transaction data cleansing provider.

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

•Integrations: Scalability and extensibility driven by more than 280 real-time integrations to back office systems and third-party fintech solutions as of March 31, 2023, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back-office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content and other areas of monetization.

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

We derive our Alkami Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of March 31, 2023. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended March 31, 2023 and 2022, our total revenues were $60.0 million and $44.8 million, respectively, representing a 33.9% increase period-over-period. SaaS subscription revenues, as further described below, represented 95.9% and 95.6% of total revenues for the three months ended March 31, 2023 and 2022, respectively. We incurred net losses of $17.0 million and $13.4 million for the three months ended March 31, 2023 and 2022, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

Banking and Regulatory Environment Developments. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and Federal Deposit Insurance Corporation (“FDIC”) released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023. In light of the foregoing, we do not believe that we have exposure to loss as a result of SVB’s receivership. Additionally, the our overall liquidity and financing has not been impacted. During the periods presented, we have not experienced any losses on our deposits of cash, cash equivalents or marketable securities.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of March 31, 2023, we served 206 FIs through the Alkami Platform and over 370 clients through the ACH Alert, MK and Segmint products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 280 integrations as of March 31, 2023 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets. We had three client renewals for the three months ended March 31, 2023 and 22 for the year ended December 31, 2022. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. In particular, our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 34.3% and 31.6% of our revenues for the three months ended March 31, 2023 and 2022, respectively. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

Our client relationships are predominantly based on multi-year contracts for the Alkami Platform that have had an average contract life of 70 months as of March 31, 2023. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. For each client, we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

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

The following disaggregates our revenues for the three months ended March 31, 2023 and 2022 by major source:

	Three months ended March 31,
	2023	2022
(In thousands)
SaaS subscription services	$57,519	$42,809
Implementation services	1,670	1,577
Other services	807	404
Total revenues	$59,996	$44,790

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

We intend to continue to increase our investments in our implementation, client support and client success teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three months ended March 31, 2023 and 2022 was 53.6% and 55.4%, respectively.

The major components of cost of revenues represented the following percentages of revenues for the three months ended March 31, 2023: third-party hosting services (7.6%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.5%), our implementation team (9.9%), our client success team (3.6%), our development team responsible for maintaining and releasing updates to our platform (3.2%), amortization (2.6%), stock-based compensation (1.9%), and depreciation (0.1%).

The major components of cost of revenues represented the following percentages of revenues for the three months ended March 31, 2022: third-party hosting services (7.5%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (15.7%), our implementation team (9.9%), our client success team (4.8%), our development team responsible for maintaining and releasing updates to our platform (3.7%), stock-based compensation (2.2%), amortization (0.7%), and depreciation (0.1%).

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected condensed consolidated statements of operations data for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
($ In thousands, except share and per share amounts)	2023	2022
Revenues	$59,996	$44,790
Cost of revenues(1)(2)	27,858	19,980
Gross profit	32,138	24,810
Operating expenses(2):
Research and development	20,549	14,156
Sales and marketing	10,878	7,898
General and administrative	17,111	17,046
Acquisition-related expenses, net	186	(1,378)
Amortization of acquired intangibles	360	94
Total operating expenses	49,084	37,816
Loss from operations	(16,946)	(13,006)
Non-operating income (expense):
Interest income	1,726	108
Interest expense	(1,757)	(288)
Gain (loss) on financial instruments	210	(133)
Loss before income taxes	(16,767)	(13,319)
Provision for income taxes	196	87
Net loss	$(16,963)	$(13,406)

(1) Includes amortization of acquired technology of $1.3 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

(2) Includes stock-based compensation expenses as follows:

	Three months ended March 31,
	2023	2022
($ in thousands)
Cost of revenues	$1,146	$978
Research and development	3,775	1,884
Sales and marketing	1,590	750
General and administrative	4,733	6,162
Total stock-based compensation expenses	$11,244	$9,774

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended March 31,
	2023	2022
($ in thousands)
Net loss	$(16,963)	$(13,406)
Provision for income taxes	196	87
(Gain) loss on financial instruments	(210)	133
Interest expense, net	31	180
Depreciation and amortization	2,586	1,018
Stock-based compensation expense	11,244	9,774
Acquisition-related expenses, net(1)	186	(1,378)
Adjusted EBITDA (2)	$(2,930)	$(3,592)

(1) Acquisition-related expenses, net, for the three months ended March 31, 2023 includes expenses associated with the acquisition of Segmint, primarily related to legal, consulting, and professional fees. Acquisition-related expenses, net, for the three months ended March 31, 2022 includes the accrual of deferred compensation due to the former owner of ACH Alert, in addition to expenses associated with the acquisition of MK, primarily related to legal, consulting, and professional fees. These expenses were offset by the $2.7 million gain on contingent consideration related to the purchase of MK.

(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision for income taxes; (gain) loss on financial instruments; interest expense, net; depreciation and amortization; stock-based compensation expense; and acquisition-related expenses, net. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $(2.9) million and $(3.6) million for the three months ended March 31, 2023 and 2022, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues for all clients on the platform in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $240.1 million as of March 31, 2023 and $176.9 million as of March 31, 2022, an increase of $63.2 million, or 35.7%.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 15.1 million registered users as of March 31, 2023 and 12.8 million as of March 31, 2022, an increase of 2.3 million, or 17.9%.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $15.88 as of March 31, 2023 and $13.80 as of March 31, 2022, an increase of $2.08, or 15.1%.

Comparison of Three Months ended March 31, 2023 and 2022

Revenues

	Three months ended March 31,		Change
	2023	2022	$	%
($ in thousands)
Revenues	$59,996	$44,790	$15,206	33.9%

	March 31,
	2023	2022
Annual Recurring Revenue (ARR)	$240,050	$176,897	$63,153	35.7%
Registered Users	15,119	12,819	2,300	17.9%
Revenue per Registered User (RPU)	$15.88	$13.80	$2.08	15.1%

Revenues increased $15.2 million, or 33.9% for the three months ended March 31, 2023, compared to the same period in 2022. The increase of $15.2 million in revenues for the three months ended March 31, 2023 was primarily due to registered user growth from new and existing clients, RPU growth, and the acquisition of Segmint completed on April 25, 2022, which contributed $3.5 million for the three months ended March 31, 2023.

Cost of Revenues and Gross Margin

	Three months ended March 31,		Change
	2023	2022	$	%
($ in thousands)
Cost of revenues	$27,858	$19,980	$7,878	39.4%
Percentage of revenues	46.4%	44.6%	1.8%	4.0%

Cost of Revenues

Cost of revenues increased $7.9 million, or 39.4%, for the three months ended March 31, 2023, compared to the same period in 2022, generating a gross margin of 53.6% for the three months ended March 31, 2023, compared to a gross margin of 55.4% for the same period in 2022.

The increase in cost of revenues for the three months ended March 31, 2023 was primarily driven by a $1.4 million increase in personnel-related costs (which includes stock-based compensation of $0.1 million) resulting from headcount increases supporting our growth in site reliability engineering, client implementation and client success, as well as $3.4 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $1.1 million increase in hosting costs, $0.8 million of additional costs related to the acquisition of Segmint (which includes stock-based compensation of $0.1 million) and $1.0 million of amortization of intangibles primarily related to the acquisition of Segmint.

Operating Expenses

	Three months ended March 31,		Change
	2023	2022	$	%
($ in thousands)
Research and development	$20,549	$14,156	$6,393	45.2%
Sales and marketing	10,878	7,898	2,980	37.7%
General and administrative	17,111	17,046	65	0.4%
Acquisition-related expenses, net	186	(1,378)	1,564	(113.5)%
Amortization of acquired intangibles	360	94	266	283.0%
Total operating expenses	$49,084	$37,816	$11,268	29.8%
Percentage of revenues	81.8%	84.4%

Research and Development

Research and development expenses increased $6.4 million, or 45.2%, for the three months ended March 31, 2023 compared to the same period in 2022. For the three months ended March 31, 2023, the increase was primarily due to a $4.6 million increase in personnel-related costs (which includes stock-based compensation of $1.1 million), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation, as well as $0.4 million higher costs for hosting. In addition, we incurred $2.1 million of additional costs related to the Segmint acquisition (which includes stock-based compensation of $0.8 million). These increases are partially offset by $0.6 million in lower consulting costs.

Sales and Marketing

Sales and marketing expenses increased $3.0 million, or 37.7%, for the three months ended March 31, 2023, compared to the same period in 2022. For the three months ended March 31, 2023, the increase was primarily due to a $2.4 million increase in personnel-related costs (which includes stock-based compensation of $0.7 million) resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.5 million of additional costs related to the Segmint acquisition (which includes stock-based compensation of $0.2 million), and $0.1 million in higher consulting costs.

General and Administrative

General and administrative expenses increased $0.1 million, or 0.4%, for the three months ended March 31, 2023 compared to the same period in 2022. For the three months ended March 31, 2023, the increase was primarily due to a $1.2 million increase in personnel-related costs, higher software costs of $0.3 million, $0.1 million of additional costs related to the Segmint acquisition, partially offset by a reduction in stock-based compensation of $1.4 million. During 2022, we incurred higher stock-based compensation driven by the modification of a former employee’s stock options and RSUs.

Acquisition-Related Expenses, Net

Acquisition-related expenses, net, increased $1.6 million for the three months ended March 31, 2023 compared to the same period in 2022. For the three months ended March 31, 2023, we incurred $0.2 million of acquisition related expenses related to legal, consulting, and professional fees for the acquisition of Segmint. For the three months ended March 31, 2022, we recorded $2.7 million gain on contingent consideration related to the acquisition of MK, partially offset by $0.6 million of acquisition related expenses.

Amortization of Acquired Intangibles

Amortization of acquired intangibles increased $0.3 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to additional amortization of intangible assets related to the acquisition of Segmint in April 2022.

Non-Operating Income (Expense), Net

Non-operating expense increased $0.5 million for the three months ended March 31, 2023, compared to same period in 2022. For the three months ended March 31, 2023, the increase was primarily due to a decrease in net interest expense of $0.2 million, as well as a $0.3 million change in unrealized gain on financial instruments related to marketable securities.

Provision for Income Taxes

The Company recorded income tax expense of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, resulting in an effective tax rate of (1.2)% and (0.7)%, respectively

As a result of our valuation allowance, provision for income taxes consists primarily of current state income taxes and deferred taxes related to the tax amortization of acquired goodwill.

The slight increase in the effective tax rate for the three months ended March 31, 2023 as compared to 2022 is primarily the result of a lower valuation allowance recorded in the current year.

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2023, we had $185.4 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $389.4 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

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

On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023. This resulted in no impact to the our condensed consolidated financial statements or changes to the terms of the Amended Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(9,615)	$(8,345)
Net cash provided by (used in) investing activities	15,765	(113,567)
Net cash (used in) provided by financing activities	(568)	623

Net Cash Used in Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $9.6 million, which consisted of a net loss of $17.0 million, adjusted by non-cash charges of $13.5 million and net cash outflows from the change in net operating assets and liabilities of $6.2 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $2.6 million and stock-based compensation expense of $11.4 million, partially offset by net other changes in non-cash charges of $0.5 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $2.2 million increase in accounts receivable, a $2.7 million increase in prepaid expenses and other current assets, a $1.3 million decrease in accounts payable and accrued liabilities and a $0.9 million increase in deferred implementation costs, partially offset by a $0.8 million increase in deferred revenues.

During the three months ended March 31, 2022, net cash used in operating activities was $8.3 million, which consisted of a net loss of $13.4 million, adjusted by non-cash charges of $8.4 million and net cash outflows from the change in net operating assets and liabilities of $3.3 million. The non-cash charges were primarily comprised of a non-operating loss related to depreciation and amortization expense of $1.0 million and stock-based compensation expense of $9.9 million, partially offset by a gain on revaluation of contingent consideration of $2.7 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $2.9 million increase in accounts receivable and a $0.4 million decrease in deferred revenues.

Net Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $15.8 million, primarily consisting of $38.1 million in proceeds from maturities and redemptions of marketable securities, partially offset by $21.0 million for the purchase of marketable securities, $1.1 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $0.2 million.

During the three months ended March 31, 2022, net cash used in investing activities was $113.6 million, primarily consisting of $112.1 million for the purchase of marketable securities, $1.2 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $0.3 million.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $0.6 million, which was primarily due to payments for taxes related to net settlement of equity awards of $2.0 million partially offset by proceeds of $1.4 million from the exercise of stock options to purchase 0.5 million shares of our common stock.

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

Amended Credit Agreement

On April 29, 2022, we entered into an amended and restated credit agreement with Silicon Valley Bank, Comerica Bank, and Canadian Imperial Bank of Commerce (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the prior credit facility provided by Silicon Valley Bank and KeyBank National Association. The Amended Credit Agreement matures on April 29, 2025. The Amended Credit Agreement includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $40.0 million in aggregate commitments for secured revolving loans (“Amended Revolving Facility”), and there were no outstanding borrowing as of March 31, 2023.
•Term Loan: A term loan of $85.0 million (the “Amended Term Loan”) was borrowed on the closing date of the Amended Credit Agreement. The additional proceeds received from the Amended Term Loan were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022.
•Accordion Feature: The Amended Credit Agreement also permits us, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, and there were no outstanding borrowing as of March 31, 2023.

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

The Amended Credit Agreement contains customary affirmative and negative covenants, as well as (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $15.0 million or more. The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of March 31, 2023.

Total interest expense, including commitment fees and unused line fees, for the three months ended March 31, 2023 and 2022 was $1.8 million and $0.3 million, respectively. In conjunction with closing the Amended Credit Agreement in 2022, we incurred issuance costs of $0.8 million, which were deferred and were scheduled to be amortized over the three-year term. Unamortized debt issuance costs totaled $0.6 million and $0.7 million as of March 31, 2023 and December 31, 2022, respectively. Amortization expense was $0.1 million and less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of March 31, 2023, compared to those discussed as of December 31, 2022 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our Amended Credit Agreement. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under our Amended Credit Agreement are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements. Our cash, cash equivalents and restricted cash consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2023, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

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

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alkami Technology, Inc.

Date:	May 4, 2023	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2023	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)