Form 10-Q
period 2023-06-30
ALKAMI TECHNOLOGY, INC.
filed 2023-08-03
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of June 30, 2023 was 94,228,876.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$90,296	$108,720
Marketable securities	86,010	87,635
Accounts receivable, net	28,152	26,246
Deferred implementation costs, current	8,923	7,855
Prepaid expenses and other current assets	12,927	11,709
Total current assets	226,308	242,165
Property and equipment, net	15,305	13,561
Right of use assets	13,539	14,670
Deferred implementation costs, net of current portion	26,571	24,783
Intangibles, net	39,200	42,593
Goodwill	148,050	148,017
Other assets	3,955	3,096
Total assets	$472,928	$488,885
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$5,313	$3,188
Accounts payable	1,046	4,291
Accrued liabilities	23,262	21,643
Deferred revenues, current portion	8,814	8,835
Lease liabilities, current portion	3,170	3,657
Total current liabilities	41,605	41,614
Long-term debt, net	78,157	81,392
Deferred revenues, net of current portion	13,740	13,904
Deferred income taxes	1,829	1,712
Lease liabilities, net of current portion	14,798	15,817
Other non-current liabilities	275	400
Total liabilities	150,404	154,839
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; and 94,228,876 and 92,112,749 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	94	92
Additional paid-in capital	729,607	706,407
Accumulated deficit	(407,177)	(372,453)
Total stockholders’ equity	322,524	334,046
Total liabilities and stockholders' equity	$472,928	$488,885

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

1

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	65,763	50,530	125,759	95,320
Cost of revenues(1)	30,289	23,257	58,147	43,237
Gross profit	35,474	27,273	67,612	52,083
Operating expenses:
Research and development	20,866	16,595	41,415	30,751
Sales and marketing	13,883	10,204	24,761	18,101
General and administrative	18,207	18,731	35,318	35,777
Acquisition-related expenses, net	34	796	220	(582)
Amortization of acquired intangibles	357	331	717	426
Total operating expenses	53,347	46,657	102,431	84,473
Loss from operations	(17,873)	(19,384)	(34,819)	(32,390)
Non-operating income (expense):
Interest income	2,016	424	3,742	532
Interest expense	(1,826)	(863)	(3,583)	(1,151)
Gain (loss) on financial instruments	10	(254)	220	(387)
Loss before income taxes	(17,673)	(20,077)	(34,440)	(33,396)
Provision for income taxes	88	156	284	243
Net loss	$(17,761)	$(20,233)	$(34,724)	$(33,639)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.19)	$(0.22)	$(0.37)	$(0.37)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	93,334,725	90,707,381	92,868,623	90,459,503
(1) Includes amortization of acquired technology of $1.4 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.7 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

2

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(UNAUDITED)

	Three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance March 31, 2023	92,864,741	$93	$717,450	$(389,416)	$328,127
Stock-based compensation	—	—	13,205	—	13,205
Issuance of common stock upon restricted stock unit vesting	710,837	1	—	—	1
Common stock issued under Employee Stock Purchase Plan (ESPP)	271,880	—	2,407	—	2,407
Exercised stock options	381,418	—	1,386	—	1,386
Payments for taxes related to net settlement of equity awards	—	—	(4,841)	—	(4,841)
Net loss	—	—	—	(17,761)	(17,761)
Balance June 30, 2023	94,228,876	$94	$729,607	$(407,177)	$322,524

	Three months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance March 31, 2022	90,469,637	$90	$669,284	$(327,259)	$342,115
Stock-based compensation	—	—	11,475	—	11,475
Issuance of common stock upon restricted stock unit vesting	196,258	—	—	—	—
Common stock issued under ESPP	199,887	—	1,841	—	1,841
Exercised stock options	170,325	1	346	—	347
Net loss	—	—	—	(20,233)	(20,233)
Balance June 30, 2022	91,036,107	$91	$682,946	$(347,492)	$335,545

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2022	92,112,749	$92	$706,407	$(372,453)	$334,046
Stock-based compensation	—	—	24,817	—	24,817
Issuance of common stock upon restricted stock unit vesting	1,003,428	1	—	—	1
Common stock issued under ESPP	271,880	—	2,407	—	2,407
Exercised stock options	840,819	1	2,801	—	2,802
Payments for taxes related to net settlement of equity awards	—	—	(6,825)	—	(6,825)
Net loss	—	—	—	(34,724)	(34,724)
Balance June 30, 2023	94,228,876	$94	$729,607	$(407,177)	$322,524

	Six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2021	89,954,657	$90	$658,374	$(313,853)	$344,611
Stock-based compensation	—	—	21,449	—	21,449
Issuance of common stock upon restricted stock unit vesting	278,308	—	—	—	—
Common stock issued under ESPP	199,887	—	1,841	—	1,841
Exercised stock options	603,255	1	1,282	—	1,283
Net loss	—	—	—	(33,639)	(33,639)
Balance June 30, 2022	91,036,107	$91	$682,946	$(347,492)	$335,545

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.
3

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(34,724)	$(33,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,146	2,962
Accrued interest on marketable securities, net	(1,179)	(36)
Stock-based compensation expense	24,399	21,344
Amortization of debt issuance costs	80	105
Gain on revaluation of contingent consideration	—	(2,700)
(Gain) loss on financial instruments	(177)	387
Deferred taxes	85	162
Changes in operating assets and liabilities:
Accounts receivable	(1,906)	(5,145)
Prepaid expenses and other current assets	(1,882)	(3,473)
Accounts payable and accrued liabilities	(2,126)	1,690
Deferred implementation costs	(2,856)	(1,371)
Deferred revenues	(185)	240
Net cash used in operating activities	(15,325)	(19,474)
Cash flows from investing activities:
Purchase of marketable securities	(62,640)	(143,589)
Proceeds from maturities and redemptions of marketable securities	65,622	19,000
Purchases of property and equipment	(417)	(485)
Capitalized software development costs[1]	(2,661)	(2,366)
Acquisition of business, net of cash acquired	—	(132,031)
Net cash used in investing activities	(96)	(259,471)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	85,000
Principal payments on debt	(1,063)	(24,688)
Debt issuance costs paid	(341)	(851)
Proceeds from ESPP issuance	2,407	1,841
Payment of holdback funds from acquisition	(1,000)	—
Payments for taxes related to net settlement of equity awards	(6,825)	—
Proceeds from stock option exercises	2,802	1,282
Net cash (used in) provided by financing activities	(4,020)	62,584
Net decrease in cash and cash equivalents and restricted cash	(19,441)	(216,361)
Cash and cash equivalents and restricted cash, beginning of period	112,337	312,954
Cash and cash equivalents and restricted cash, end of period	$92,896	$96,593

(1) See Note 2 for additional information regarding non-cash investing activities for the six months ended June 30, 2023 and 2022 related to capitalized software development costs.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

Note 1. Organization

Description of Business

Alkami Technology, Inc. (the “Company”) is a cloud-based digital banking solutions provider. The Company inspires and empowers community, regional and super-regional financial institutions (“FIs”) to compete with large, technologically advanced and well-resourced banks in the United States. The Company’s solution, the Alkami Digital Banking Platform, allows FIs to onboard and engage new users, accelerate revenues and meaningfully improve operational efficiency, all with the support of a proprietary, true cloud-based, multi-tenant architecture. The Company cultivates deep relationships with its clients through long-term, subscription-based contractual arrangements, aligning its growth with its clients’ success and generating an attractive unit economic model. The Company was incorporated in Delaware in August 2011, and its principal offices are located in Plano, Texas.

Note 2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of significant accounting policies as described below.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 24, 2023. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023.

The Company has no sources of other comprehensive income, and accordingly, net loss presented each period is the same as comprehensive loss.

Reclassification. The Company has reclassified certain amounts on its condensed consolidated statements of operations and condensed consolidated statements of cash flows in the prior periods to conform to current periods presentation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company invests its cash equivalents in highly rated money market funds. The Company’s marketable securities consist of debt securities issued by highly rated corporate entities, foreign governments, and the U.S. federal government. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including developments related to Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all their money starting March 13, 2023. On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all SVB's deposits and loans as of March 27, 2023. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership. Additionally, the Company’s overall liquidity and financing has not been impacted. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2023 and December 31, 2022, $80.8 million and $28.2 million, respectively, was held in cash equivalent money market and marketable securities accounts. Certain cash equivalents held in marketable securities accounts may have related unrealized gains or losses that are recognized on the condensed consolidated statements of operations.

Restricted Cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amounts included in restricted cash on the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, represent the additional cash proceeds in deposit with an escrow agent for satisfaction of holdback provisions related to the acquisitions of MK Decisioning Systems, LLC (“MK”) and Segmint Inc. (“Segmint”). See Note 3 for further information.

	June 30,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$90,296	$108,720
Restricted cash included in Prepaid expenses and other current assets	2,600	3,617
Total cash and cash equivalents and restricted cash	$92,896	$112,337

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

The Company had $8.3 million and $5.7 million in capitalized internal software development costs, net of accumulated amortization as of June 30, 2023 and December 31, 2022, respectively. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service. For the six months ended June 30, 2023 and 2022, the Company had non-cash investing activities of $0.4 million and $0.1 million, respectively, for capitalized stock-based compensation related to capitalized software development costs.

Contract Balances

Client contracts under which revenues have been recognized while the Company is not yet able to invoice results in contract assets. Generally, contract assets arise as a result of reallocating revenues when discounts are more heavily weighted in the early years of a multi-year contract, or the client contract has substantive minimum fees that escalate over the term of the contract. Contract assets totaled $1.2 million and $0.5 million as of June 30, 2023 and December 31, 2022, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

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

Note 3. Business Combination

MK Decisioning Systems, LLC

On September 10, 2021, the Company acquired substantially all the assets of MK for approximately $20 million in cash consideration due at closing subject to a $2 million holdback provision held in escrow with $1 million released at the 12-month anniversary of close and the remainder released at the 18-month anniversary of close. The Company also agreed to assume certain liabilities associated with MK’s business. The integrated set of assets and activities acquired from MK through the acquisition met the definition of a business under ASC 805, as updated by ASU 2017-01.

In addition to the base purchase price, the MK acquisition also included a potential earn-out that is tied to revenue of MK from sales of its products and services within two 12-month periods (the “First Earn-Out Period” and “Second Earn-Out Period”), with the First Earn-Out Period beginning on January 1, 2022 and ending on December 31, 2022, and the Second Earn-Out Period beginning on January 1, 2023 and ending on December 31, 2023. Pursuant to the terms and conditions set forth in the purchase agreement, the earn-out amount payable, if any, to the former owners, will be a maximum of $7.5 million and $17.5 million for the First Earn-Out Period and Second Earn-Out Period, respectively, contingent on achievement of certain revenue milestones. In certain circumstances within both Earn-Out Periods, the earn-out amounts are payable in a mix of cash and shares (based on a reference price of $35 and limited to $20 million in earn-out shares) of the Company’s common stock, subject to the election of the former owners. Earn-out amounts, if any, would be payable no later than 170 days after the end of each Earn-Out Period.

The Company has classified the amounts held in escrow as restricted cash on the condensed consolidated balance sheets. The fair value of the contingent earn-out upon acquisition was $15.5 million, for which the balance was included in Other non-current liabilities on the condensed consolidated balance sheets. This initial estimated fair value was included as contingent consideration in the total purchase price. The Company remeasures the fair value of the contingent consideration on an ongoing basis and records the adjustment to the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the fair value of the contingent earn-out was zero.

Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and stock price forecasts) and the probability of achieving the specific targets using a geometric binomial model. Based on the final purchase accounting, the Company estimated that approximately 62% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement. As of December 31, 2022, the Company determined that 0% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement as a result of changes in the expected timing of new customer sales and implementations. The Company’s determination has not changed as of June 30, 2023.

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

The aggregate consideration paid in exchange for all the outstanding equity interests of Segmint was approximately $135.0 million (the "Merger Consideration"). A portion of the Merger Consideration of approximately $2.6 million was placed into escrow to secure certain post-closing indemnification obligations in the Merger Agreement.

As of March 31, 2023, the allocation of the purchase price for Segmint had been finalized. The preliminary purchase price allocations were based upon the preliminary valuation of assets and liabilities. These estimates and assumptions were subject to change as the Company obtained additional information during the measurement period. The following table summarizes the fair value amounts recognized as of the acquisition date for each major class of asset acquired or liability assumed, as well as adjustments made during the measurement period:

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

Note 4. Property and Equipment, Net

Depreciation and amortization expense was $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively.

Property and equipment, net, includes the following amounts at June 30, 2023 and December 31, 2022:

(in thousands)	Useful Life	June 30, 2023	December 31, 2022
Software	2 to 5 years	$10,470	$7,253
Computers and equipment	3 years	5,877	5,606
Furniture and fixtures	5 years	3,988	3,986
Leasehold improvements	3 to 10 years	11,715	11,715
		$32,050	$28,560
Less: accumulated depreciation and amortization		(16,745)	(14,999)
Property and equipment, net		$15,305	$13,561

Note 5. Revenues and Deferred Costs

The Company derives the majority of its revenues from recurring monthly subscription fees charged for the use of its software-as-a-service (“SaaS”) subscription services. Subscription revenues are generally recognized as revenue over the term of the contract as a series of distinct SaaS services bundled into a single performance obligation. Clients are usually charged a one-time, upfront implementation fee and recurring annual and monthly access fees for the use of the online digital relationship banking solution. Implementation and integration of the digital banking platform is complex, and the Company has determined that the one-time, upfront services do not transfer a promised service to the client. As these services are not distinct, they are bundled into the SaaS series of services, and the associated fees are recognized on a straight-line basis over the subscription term. Other services include professional services and custom development.

The following table disaggregates the Company's revenue by major source for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
SaaS subscription services	$61,169	$47,781	$118,688	$90,590
Implementation services	3,214	2,004	4,884	3,581
Other services	1,380	745	2,187	1,149
Total revenues	$65,763	$50,530	$125,759	$95,320

The Company recognized approximately $5.4 million of revenue during the six months ended June 30, 2023 that was included in deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of June 30, 2023, minimum contracted subscription revenues to be recognized in future periods total approximately $966.5 million. The Company expects to recognize approximately 45.2% of this amount as subscription services are transferred to customers over the next 24 months, an additional 32.8% in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Deferred Cost Recognition

The Company capitalized $2.0 million and $2.8 million in deferred commissions costs during the three and six months ended June 30, 2023, respectively, and $1.0 million and $1.7 million for the three and six months ended June 30, 2022, respectively, and recognized amortization of $0.8 million and $1.7 million during the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred implementation costs in the accompanying condensed consolidated balance sheets in the amount of $17.3 million and $16.2 million as of June 30, 2023 and December 31, 2022, respectively.

The Company capitalized implementation costs of $2.0 million and $4.1 million during the three and six months ended June 30, 2023, respectively, and $1.6 million and $2.9 million for the three and six months ended June 30, 2022, respectively, and recognized amortization of $1.2 million and $2.3 million during the three and six months ended June 30, 2023, respectively, and $1.1 million and $1.9 million for the three and six months ended June 30, 2022, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred implementation costs in the accompanying condensed consolidated balance sheets in the amount of $18.2 million and $16.4 million as of June 30, 2023 and December 31, 2022, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No impairment loss was recognized in relation to these capitalized costs for the three and six months ended June 30, 2023 and 2022.

Note 6. Accounts Receivable

Accounts receivable includes the following amounts at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in thousands)	2023	2022
Trade accounts receivable	$23,317	$21,665
Unbilled receivables	5,442	4,621
Other receivables	178	747
Total receivables	28,937	27,033
Allowance for credit losses	(356)	(467)
Reserve for estimated credits	(429)	(320)
	$28,152	$26,246

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in thousands)	2023	2022
Bonus accrual	$7,971	$6,199
Accrued vendor purchases	533	1,496
Commissions accrual	1,059	2,280
Accrued hosting services	2,438	930
Client refund liability	495	279
Accrued consulting and professional fees	244	187
Accrued tax liabilities	1,040	1,147
MK and Segmint acquisition holdback provision	2,600	3,618
ESPP liability	551	717
Other accrued liabilities	6,331	4,790
Total accrued liabilities	$23,262	$21,643

Note 8. Debt

On June 27, 2023, the Company entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended by the First Amendment, the “Amended Credit Agreement”), with SVB, Comerica Bank, and Canadian Imperial Bank of Commerce. The First Amendment provided for Citibank, N.A. to join as a new lender, increased the amount of the Revolving Facility (as defined below) commitment by $20.0 million and extended the maturity date of the Amended Credit Agreement to April 29, 2026, as well as other changes discussed below. The Amended Credit Agreement, inclusive of changes established by the First Amendment, includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $60.0 million in aggregate commitments for secured revolving loans (“Revolving Facility”), of which there were no outstanding borrowings as of June 30, 2023.
•Term Loan: A term loan of $85.0 million (the “Term Loan”) was borrowed on April 29, 2022, the proceeds of which were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, of which there were no outstanding borrowing as of June 30, 2023.

Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan are due in quarterly installments equal to an initial amount of approximately $1.1 million, beginning on June 30, 2023 and continuing through March 31, 2024, and increasing to approximately $2.1 million beginning on June 30, 2024 through the Amended Credit Agreement maturity date. Once repaid or prepaid, the Amended Term Loan may not be re-borrowed. Debt issuance costs paid for the execution of the Amended Credit Facility were $0.9 million, of which $0.1 million was included in prepaid expenses and other current assets and $0.2 million was included in other assets on the condensed consolidated balance sheets. Debt issuance costs paid for the execution of the First Amendment were $0.3 million, of which $0.1 million was included in prepaid expenses and other current assets and $0.1 million was included in other assets on the condensed consolidated balance sheets.

The First Amendment added additional covenants that begin each fiscal quarter ending on or after April 29, 2025 (the “Financial Covenant Trigger Date”). Before the Financial Covenant Trigger Date, borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.00% to 3.50% per annum depending on the applicable recurring revenue leverage ratio. After the Financial Covenant Trigger Date, borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the SOFR plus a margin of 1.50%, 2.00%, 2.50% or 3.00% per annum depending on the applicable consolidated total leverage ratio. If the SOFR is ever less than 0%, then the SOFR shall be deemed to be 0%. The Amended Credit Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to pay a commitment fee of 0.25% per annum on the undrawn portion available under the Revolving Facility and variable fees on outstanding letters of credit. The Company has a standby letter of credit in the amount of $0.3 million, which serves as security under the lease relating to the Company’s office space that expires in 2028.

Obligations under the Amended Credit Agreement are guaranteed by the Company’s subsidiaries and secured by all or substantially all of the assets of the Company and its subsidiaries pursuant to an Amended and Restated Guarantee and Collateral Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants. Before the Financial Covenant Trigger Date, the following covenants are applicable: (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year; and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $20.0 million or more. After the Financial Covenant Trigger Date, the existing annual recurring revenue growth and liquidity financial covenants are no longer applicable and the following covenants take effect: (i) a consolidated total leverage ratio requiring the ratio, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be less than 3.50:1.00; (ii) a consolidated fixed charge ratio requiring the ratio, for any fiscal quarter ending as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be more than 1.25:1.00.

The First Amendment also added, applicable beginning June 30, 2023, a free cash flow covenant requiring, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, free cash flow to be not less than $(75.0) million for the fiscal quarters ended June 30, 2023 and September 30, 2023, respectively, and $(50.0) million for the fiscal quarter ended December 31, 2023 and each fiscal quarter ending thereafter.

The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of June 30, 2023.

On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. This resulted in no impact to the Company’s condensed consolidated financial statements or changes to the terms of the Amended Credit Agreement. See Note 2. Summary of Significant Accounting Policies - Concentration of Credit Risk for additional information.

Long-term Debt

The following table summarizes long-term debt obligations as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Term Debt	$83,938	$85,000
Less unamortized debt issuance costs	(468)	(420)
Net amount	83,470	84,580
Less current maturities of long-term debt	(5,313)	(3,188)
Long-term portion	$78,157	$81,392

Maturities of long-term debt outstanding as of June 30, 2023, are summarized as follows (in thousands):

2023	2,125
2024	7,438
2025	8,500
2026	65,875
Thereafter	—
Total	$83,938

Note 9. Stockholders' Equity

Equity Compensation Plans

Stock-based compensation expense was included in the condensed consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenues	$1,487	$1,056	$2,633	$2,034
Research and development	3,963	2,580	7,738	4,464
Sales and marketing	1,813	997	3,403	1,747
General and administrative	5,489	6,635	10,222	12,797
Total stock-based compensation expenses	$12,752	$11,268	$23,996	$21,042

Note 10. Income Taxes

The Company recorded income tax expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, resulting in an effective tax rate of (0.5)% and (0.8)%, respectively, compared to income tax expense of $0.2 million and $0.2 million for the three and six months ended June 30, 2022, respectively, resulting in an effective tax rate of (0.8)% and (0.7)%, respectively.

The Company’s effective tax rate for the three and six months ended June 30, 2023 and June 30, 2022 differs from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	June 30, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$80,844	$80,844	$—	$—
Marketable securities:
Corporate bonds	11,454	—	11,454	—
Commercial paper	28,139	—	28,139	—
U.S. government-sponsored enterprise securities	14,878	—	14,878	—
U.S. Treasury debt securities	31,539	31,539	—	—
Total marketable securities	86,010	31,539	54,471	—
Total Assets	$166,854	$112,383	$54,471	$—
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

Note 12. Earnings Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and six months ended June 30, 2023 and 2022, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except shares and per share amounts)	2023	2022	2023	2022
Net loss	$(17,761)	$(20,233)	$(34,724)	$(33,639)
Weighted-average shares of common stock outstanding - basic and diluted	93,334,725	90,707,381	92,868,623	90,459,503
Net loss per common share - basic and diluted	$(0.19)	$(0.22)	$(0.37)	$(0.37)

For the three and six months ended June 30, 2023 and 2022, the following potential shares of common stock were excluded from diluted EPS as the Company had a net loss in each of the periods presented:

	As of June 30,
	2023	2022
Stock options	5,364,567	7,068,202
RSUs	8,621,907	6,665,691
ESPP	36,768	24,484
Total anti-dilutive common share equivalents	14,023,242	13,758,377

Note 13. Commitments and Contingencies

Legal Proceedings

The Company may become party to various legal actions during the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, it may receive unfavorable preliminary or interim rulings during litigation, and there can be no assurances that favorable final outcomes will be obtained. In addition, the Company’s industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in its industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Furthermore, client agreements typically require the Company to indemnify clients against liabilities incurred in connection with claims alleging its solutions infringe the intellectual property rights of a third party. From time to time, the Company has been involved in disputes related to patent and other intellectual property rights of third parties, none of which has resulted in material liabilities. The Company expects these types of disputes may continue to arise in the future. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

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

In August 2021, the Company entered into an agreement to sublease certain premises of its offices in Plano, Texas. The sublease is classified as an operating lease and has a term of less than three years. Sublease income was $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively.

Operating lease expense consisted of:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease expense	$784	$784	$1,568	$1,568
Short-term lease expense and other (1)	229	224	547	550
Total lease expense	$1,013	$1,008	$2,115	$2,118
(1) Other lease expense includes variable lease expense and sublease income.

Supplemental Cash Flow Information

	Six months ended June 30,
Cash flow information (in thousands)	2023	2022
Cash paid for operating lease liabilities	$1,877	$1,845

The future maturities of operating lease liabilities are as follows:

(in thousands)	June 30, 2023
2023 (six months remaining)	1,896
2024	3,835
2025	3,898
2026	3,961
2027	4,024
Thereafter	2,712
Total minimum lease payments	$20,326
Less: present value discount	(2,358)
Total lease liability balance	$17,968

Note 15. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted as of June 30, 2023. Goodwill had a carrying value of $148.1 million and $148.0 million as of June 30, 2023 and December 31, 2022, respectively.

Total intangibles, net, consisted of the following as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(2,138)	$18,332
Developed Technology	27,700	(7,475)	20,225
Tradenames	750	(132)	618
Subtotal amortizable intangible assets	48,920	(9,745)	39,175
Website domain name	25	—	25
Total intangible assets	$48,945	$(9,745)	$39,200

	As of December 31, 2022
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(1,455)	$19,015
Developed Technology	27,700	(4,800)	22,900
Tradenames	750	(97)	653
Subtotal amortizable intangible assets	48,920	(6,352)	42,568
Website domain name	25	—	25
Total intangible assets	$48,945	$(6,352)	$42,593

Amortization expense recognized on intangible assets was $1.7 million and $3.4 million for the three and six months ended June 30, 2023, respectively, and $1.2 million and $1.6 million for the three and six months ended June 30, 2022, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2023 (remaining six months)	3,393
2024	6,786
2025	6,786
2026	6,554
2027	3,194
Thereafter	12,462
$39,175

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. Forward-looking statements are not guarantees of future performance or results and are subject to and involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in the Annual Report on Form 10-K, may materially affect such forward-looking statements:
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
•our dependence on the data centers operated by third parties and third-party internet hosting providers;
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
•our ability to raise sufficient capital and the resulting dilution and the terms of our Amended Credit Agreement (as defined above);
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

Overview

Alkami is a cloud-based digital banking solutions provider. We inspire and empower community, regional and super-regional financial institutions (“FIs”) to compete with large, technologically advanced, and well-resourced banks in the United States. Our solution, the Alkami Digital Banking Platform, allows FIs to onboard and engage new users, accelerate revenues, and meaningfully improve operational efficiency, all with the support of a proprietary, true cloud-based, multi-tenant architecture. We cultivate deep relationships with our clients through long-term, subscription-based contractual arrangements, aligning our growth with our clients’ success and generating an attractive unit economic model.

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

Our domain expertise in retail and business banking has enabled us to develop a suite of products tailored to address key challenges faced by FIs. Due to our architecture, adding products through our single code base is fast, simple, and cost-effective. The key differentiators of the Alkami Digital Banking Platform include:

•User experience: Personalized and seamless digital experience across user interaction points, including mobile, chat and SMS, establishing durable connections between FIs and their customers.

•Integrations: Scalability and extensibility driven by more than 290 real-time integrations to back-office systems and third-party fintech solutions as of June 30, 2023, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back-office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content, and other areas of monetization.

The Alkami Digital Banking Platform offers an end-to-end set of software products. Our typical relationship with an FI begins with a set of core functional components, which can extend over time to include a rounded suite of products across account opening, card experience, client service, extensibility, financial wellness, security and fraud protection, marketing and analytics and money movement.

We primarily go to market through an internal sales force. Given the long-term nature of our Alkami Digital Banking Platform contracts, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our Alkami Digital Banking Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of June 30, 2023. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

To support our growth and capitalize on our market opportunity, we have increased our operating expenses across all aspects of our business. In research and development, we continue to focus on innovation and bringing novel capabilities to our platform, extending our product depth. Similarly, we continue to expand our sales and marketing organization focusing on new client wins, cross-selling opportunities, and client renewals.

For the three months ended June 30, 2023 and 2022, our total revenues were $65.8 million and $50.5 million, respectively, representing a 30.1% increase period-over-period. For the six months ended June 30, 2023 and 2022, our total revenues were $125.8 million and $95.3 million, respectively, representing an increase of 31.9% period-over-period. SaaS subscription revenues, as further described below, represented 93.0% and 94.4% of total revenues for the three and six months ended June 30, 2023, respectively, and 94.6% and 95.0% of total revenues for the three and six months ended June 30, 2022, respectively. We incurred net losses of $17.8 million and $34.7 million for the three and six months ended June 30, 2023, respectively, and net losses of $20.2 million and $33.6 million for the three and six months ended June 30, 2022, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

Banking and Regulatory Environment Developments. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all their money starting March 13, 2023. On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all SVB’s deposits and loans as of March 27, 2023. In light of the foregoing, we do not believe that we have exposure to loss as a result of SVB’s receivership. Additionally, our overall liquidity and financing has not been impacted. During the periods presented, we have not experienced any losses on our deposits of cash, cash equivalents or marketable securities.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of June 30, 2023, we served 218 FIs through the Alkami Digital Banking Platform and over 600 clients when including unique clients only subscribing to one or a combination of ACH Alert, MK or Segmint products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 280 integrations as of June 30, 2023 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets. We had two and five client renewals for the three and six months ended June 30, 2023, respectively. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 31.7% and 32.9% of our revenues for the three and six months ended June 30, 2023, respectively. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

Our client relationships are predominantly based on multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of 70 months as of June 30, 2023. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. For each client, we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

We receive implementation and other upfront fees for the implementation, configuration, and integration of our digital banking platform. We typically invoice these services as a fixed price per contract. These fees are not distinct from the underlying licensed SaaS subscription services. As a result, we recognize the resulting revenues on a straight-line basis over the client’s initial agreement term for our licensed SaaS solutions, commencing upon launch.

Occasionally, our clients request custom development and other professional services, which we provide. These are generally one-time requests and involve unique, non-standard features, functions or integrations that are intended to enhance or modify their licensed SaaS solutions. We recognize revenues at the point in time the services are transferred to the client.

The following disaggregates our revenues for the three and six months ended June 30, 2023 and 2022 by major source:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(in thousands)
SaaS subscription services	$61,169	$47,781	$118,688	$90,590
Implementation services	3,214	2,004	4,884	3,581
Other services	1,380	745	2,187	1,149
Total revenues	$65,763	$50,530	$125,759	$95,320

See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.

Cost of Revenues and Gross Margin

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses, stock-based compensation, travel, and related costs for employees supporting our SaaS subscription, implementation and other services. This includes the costs of our implementation, client support and client success teams, development personnel responsible for maintaining and releasing updates to our platform, as well as third-party cloud-based hosting services. Cost of revenues also includes the direct costs of bill-pay services and other third-party intellectual property included in our solutions, the amortization of acquired technology and depreciation.

We capitalize certain personnel costs directly related to the implementation of our solutions to the extent those costs are recoverable from future revenues. We amortize the costs for an implementation once revenue recognition commences. The amortization period is typically five to seven years, which represents the expected period of client benefit. Other costs not directly recoverable from future revenues are expensed in the period incurred.

We intend to continue to increase our investments in our implementation, client support and client success teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three and six months ended June 30, 2023 was 53.9% and 53.8%, respectively, and 54.0% and 54.6% for the three and six months ended June 30, 2022, respectively.

The major components of cost of revenues represented the following percentages of revenues for the three months ended June 30, 2023: third-party hosting services (7.8%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.3%), our implementation team (9.6%), our client success team (3.4%), our development team responsible for maintaining and releasing updates to our platform (3.1%), amortization (2.5%), stock-based compensation (2.3%), and depreciation (0.1%). The major components of cost of revenues represented the following percentages of revenues for the three months ended June 30, 2022: third-party hosting services (7.8%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (15.6%), our implementation team (10.2%), our client success team (4.7%), our development team responsible for maintaining and releasing updates to our platform (3.5%), stock-based compensation (2.1%), amortization (2.0%), and depreciation (0.1%).

The major components of cost of revenues represented the following percentages of revenues for the six months ended June 30, 2023: third-party hosting services (7.7%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.4%), our implementation team (9.7%), our client success team (3.5%), our development team responsible for maintaining and releasing updates to our platform (3.1%), amortization (2.6%), stock-based compensation (2.1%), and depreciation (0.1%). The major components of cost of revenues represented the following percentages of revenues for the six months ended June 30, 2022: third-party hosting services (7.7%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (15.7%), our implementation team (10.0%), our client success team (4.7%), our development team responsible for maintaining and releasing updates to our platform (3.7%), stock-based compensation (2.1%), amortization (1.4%), and depreciation (0.1%).

Operating Expenses

Research and Development. Research and development costs consist primarily of personnel-related costs for our engineering, information technology and product employees, including salaries, bonuses, other incentive-related compensation, employee benefits and stock-based compensation. In addition, we also include third-party contractor expenses, software development and testing tools, allocated corporate expenses, and other expenses related to developing new solutions and upgrading and enhancing existing solutions. We expect research and development costs to increase as we expand our platform with new features and functionality as well as enhance the existing Alkami Digital Banking Platform.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs of our sales, marketing, and a portion of account management employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. Sales and marketing expenses also include travel and related costs, outside consulting fees and marketing programs, including lead generation, costs of our annual client conference, advertising, trade shows and other event expenses. We expect sales and marketing expenses will continue to increase as we expand our direct sales teams to pursue our market opportunity.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs for our executive, finance, legal, human resources, information technology, security and compliance and other administrative employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. General and administrative expenses also include accounting, auditing and legal professional services fees, travel, and other unallocated corporate-related expenses such as the cost of our facilities, employee relations, corporate telecommunication and software. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected condensed consolidated statements of operations data for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenues	$65,763	$50,530	$125,759	$95,320
Cost of revenues (1) (2)	30,289	23,257	58,147	43,237
Gross profit	35,474	27,273	67,612	52,083
Operating expenses (2):
Research and development	20,866	16,595	41,415	30,751
Sales and marketing	13,883	10,204	24,761	18,101
General and administrative	18,207	18,731	35,318	35,777
Acquisition-related expenses, net	34	796	220	(582)
Amortization of acquired intangibles	357	331	717	426
Total operating expenses	53,347	46,657	102,431	84,473
Loss from operations	(17,873)	(19,384)	(34,819)	(32,390)
Non-operating income (expense):
Interest income	2,016	424	3,742	532
Interest expense	(1,826)	(863)	(3,583)	(1,151)
Gain (loss) on financial instruments	10	(254)	220	(387)
Loss before income taxes	(17,673)	(20,077)	(34,440)	(33,396)
Provision for income taxes	88	156	284	243
Net loss	$(17,761)	$(20,233)	$(34,724)	$(33,639)

(1) Includes amortization of acquired technology of $1.4 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.7 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

(2) Includes stock-based compensation expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
($ in thousands)
Cost of revenues	$1,487	$1,056	$2,633	$2,034
Research and development	3,963	2,580	7,738	4,464
Sales and marketing	1,813	997	3,403	1,747
General and administrative	5,489	6,635	10,222	12,797
Total stock-based compensation expenses	$12,752	$11,268	$23,996	$21,042

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
($ in thousands)
Net loss	$(17,761)	$(20,233)	$(34,724)	$(33,639)
Provision for income taxes	88	156	284	243
(Gain) loss on financial instruments	(10)	254	(220)	387
Interest expense, net	(190)	439	(159)	619
Depreciation and amortization	2,560	1,944	5,146	2,962
Stock-based compensation expense	12,752	11,268	23,996	21,042
Acquisition-related expenses, net(1)	34	796	220	(582)
Adjusted EBITDA (2)	$(2,527)	$(5,376)	$(5,457)	$(8,968)

(1) Acquisition-related expenses, net, for the three and six months ended June 30, 2023 includes expenses associated with the acquisition of Segmint, primarily related to legal, consulting, and professional fees. Acquisition-related expenses, net, for the three and six months ended June 30, 2022 includes the accrual of deferred compensation due to the former owner of ACH Alert, in addition to expenses associated with the acquisitions of MK and Segmint, primarily related to legal, consulting, and professional fees. During the six months ended June 30, 2022, these expenses were offset by the $2.7 million gain on contingent consideration related to the purchase of MK.

(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision for income taxes; (gain) loss on financial instruments; interest expense, net; depreciation and amortization; stock-based compensation expense; and acquisition-related expenses, net. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $(2.5) million and $(5.5) million for the three and six months ended June 30, 2023, respectively, and $(5.4) million and $(9.0) million for the three and six months ended June 30, 2022, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues for all clients on the platform in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $256.8 million as of June 30, 2023 and $204.5 million as of June 30, 2022, an increase of $52.3 million, or 25.6%.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 15.8 million registered users as of June 30, 2023 and 13.3 million as of June 30, 2022, an increase of 2.5 million, or 18.8%.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $16.20 as of June 30, 2023 and $15.33 as of June 30, 2022, an increase of $0.87, or 5.7%.

Comparison of Three and Six Months ended June 30, 2023 and 2022

Revenues

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
($ in thousands)
Revenues	$65,763	$50,530	$15,233	30.1%	$125,759	$95,320	$30,439	31.9%

	June 30,
	2023	2022
Annual Recurring Revenue (ARR)	$256,811	$204,492	$52,319	25.6%
Registered Users	15,849	13,339	2,510	18.8%
Revenue per Registered User (RPU)	$16.20	$15.33	$0.87	5.7%

Revenues increased $15.2 million, or 30.1%, and $30.4 million, or 31.9% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

The increase of $15.2 million in revenues for the three months ended June 30, 2023 was primarily due to registered user growth from new and existing clients, RPU growth, and the acquisition of Segmint completed on April 25, 2022.

The increase of $30.4 million in revenues for the six months ended June 30, 2023 was primarily due to registered user growth of 2.5 million, or 18.8%, driven by the implementation of 38 new financial institutions supporting 1.5 million digital users and increased digital user adoption from our existing clients of 1.3 million users, partially offset by a 0.3 million decrease in users due to client losses. In addition, increased revenues were due to RPU growth of 5.7%. RPU growth was primarily driven by cross-sell activity to existing clients, higher average RPU of new clients implemented in the last 12 months on our digital banking platform compared to aggregate RPU and the acquisition of Segmint completed on April 25, 2022, which contributed $4.7 million to the increase over the prior period. The average RPU of users from new clients implemented on our digital platform in the last 12 months of $17.27 as of June 30, 2023, is 7% higher than the aggregate RPU as of June 30, 2023.

Cost of Revenues and Gross Margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
($ in thousands)
Cost of revenues	$30,289	$23,257	$7,032	30.2%	$58,147	$43,237	$14,910	34.5%
Percentage of revenues	46.1%	46.0%	0.1%	0.2%	46.2%	45.4%	0.8%	1.8%

Cost of Revenues

Cost of revenues increased $7.0 million, or 30.2%, and $14.9 million, or 34.5%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, generating a gross margin of 53.9% and 53.8% for the three and six months ended June 30, 2023, respectively, compared to a gross margin of 54.0% and 54.6% for the same periods in 2022, respectively.

The increase in cost of revenues for the three months ended June 30, 2023 was primarily driven by a $1.8 million increase in personnel-related costs (which includes stock-based compensation of $0.4 million), resulting from headcount increases supporting our growth in site reliability engineering, client implementation and client success, as well as $3.6 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $1.2 million increase in hosting costs, and $0.4 million of amortization of intangibles, primarily related to the acquisition of Segmint in April 2022.

The increase in cost of revenues for the six months ended June 30, 2023 was primarily driven by a $3.8 million increase in personnel-related costs (which includes stock-based compensation of $0.6 million) resulting from headcount increases supporting our growth in the following teams: site reliability engineering, client implementation and client success, as well as $7.0 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $2.3 million increase in hosting costs incurred from an increase in revenues derived from existing and new client growth, $1.5 million of amortization of intangibles primarily related to the acquisition of Segmint in April 2022, and $0.3 million in higher miscellaneous other costs.

Operating Expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
($ in thousands)
Research and development	$20,866	$16,595	$4,271	25.7%	$41,415	$30,751	$10,664	34.7%
Sales and marketing	13,883	10,204	3,679	36.1%	24,761	18,101	6,660	36.8%
General and administrative	18,207	18,731	(524)	(2.8)%	35,318	35,777	(459)	(1.3)%
Acquisition-related expenses, net	34	796	(762)	(95.7)%	220	(582)	802	(137.8)%
Amortization of acquired intangibles	357	331	26	7.9%	717	426	291	68.3%
Total operating expenses	$53,347	$46,657	$6,690	14.3%	$102,431	$84,473	$17,958	21.3%
Percentage of revenues	81.1%	92.3%			81.5%	88.6%

Research and Development

Research and development expenses increased $4.3 million, or 25.7%, and $10.7 million, or 34.7%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. For the three months ended June 30, 2023, the increase was primarily due to a $4.4 million increase in personnel-related costs (which includes stock-based compensation of $1.4 million), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation, as well as $0.5 million higher costs for hosting. These increases are partially offset by an increase of $0.4 million in capitalized development costs.

For the six months ended June 30, 2023, the increase was primarily due to a $10.9 million increase in personnel-related costs (which includes stock-based compensation of $3.3 million), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation, and $1.1 million higher hosting costs. These expenses were partially offset by an increase of $0.3 million in capitalized development costs.

Sales and Marketing

Sales and marketing expenses increased $3.7 million, or 36.1%, and $6.7 million, or 36.8%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. For the three months ended June 30, 2023, the increase was primarily due to a $2.6 million increase in personnel-related costs (which includes stock-based compensation of $0.8 million), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.7 million in higher costs related to industry conferences and trade shows, including enhanced client experiences at our in-person client conference, Co:lab, $0.2 million higher travel costs, and $0.1 million in higher consulting costs.

For the six months ended June 30, 2023, the increase was primarily due to a $5.5 million increase in personnel-related costs (which includes stock-based compensation of $1.7 million), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.6 million in higher costs related to industry conferences and trade shows, including enhanced client experiences at our in-person client conference, Co:lab, $0.3 million in higher travel costs for the sales team, and $0.2 million in higher consulting costs.

General and Administrative

General and administrative expenses decreased $0.5 million, or 2.8%, and $0.5 million, or 1.3%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. For the three months ended June 30, 2023, the decrease was primarily due to a $1.1 million reduction in stock-based compensation, $0.2 million lower insurance costs, and $0.2 million lower miscellaneous other costs, partially offset by an increase of $0.8 million in personnel-related costs (exclusive of stock-based compensation) and higher software costs of $0.3 million. During 2022, we incurred higher stock-based compensation driven by the modification of a former executive’s stock options and RSUs.

For the six months ended June 30, 2023, the decrease was primarily due to a $2.6 million reduction in stock-based compensation, $0.1 million lower insurance costs, $0.1 million lower audit and consulting fees, and $0.3 million lower miscellaneous other costs, partially offset by an increase of $2.0 million in personnel-related costs (exclusive of stock-based compensation) and higher software costs of $0.6 million. During 2022, we incurred higher stock-based compensation driven by the modification of a former executive’s stock options and RSUs.

Acquisition-Related Expenses, Net

Acquisition-related expenses, net, decreased $0.8 million and increased $0.8 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. For the three months ended June 30, 2023, we incurred less than $0.1 million of acquisition-related expenses related to legal, consulting, and professional fees for the acquisition of Segmint. For the three months ended June 30, 2022, we recorded $0.8 million of expenses related to legal, consulting, professional fees, and deferred compensation related to acquisitions.

For the six months ended June 30, 2023, we incurred $0.2 million of acquisition-related expenses related to legal, consulting, and professional fees for the acquisition of Segmint. For the six months ended June 30, 2022, we recorded a $2.7 million gain on contingent consideration related to the acquisition of MK, partially offset by $2.1 million of expenses related to legal, consulting, professional fees, and deferred compensation related to acquisitions.

Amortization of Acquired Intangibles

Amortization of acquired intangibles increased less than $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to additional amortization of intangible assets related to the acquisition of Segmint in April 2022.

Non-Operating Income (Expense), Net

Non-operating income increased $0.9 million and $1.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. For the three months ended June 30, 2023, the increase was primarily due to an increase in net interest income of $0.6 million, as well as a $0.3 million change in unrealized gain on financial instruments related to marketable securities.

For the six months ended June 30, 2023, the increase was primarily due to an increase in net interest income of $0.8 million, as well as a $0.6 million change in unrealized gain on financial instruments related to marketable securities.

Provision for Income Taxes

The Company recorded income tax expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, resulting in an effective tax rate of (0.5)% and (0.8)%, respectively, compared to income tax expense of $0.2 million and $0.2 million for the three and six months ended June 30, 2022, respectively, resulting in an effective tax rate of (0.8)% and (0.7)%, respectively.

Our effective tax rate for the three and six months ended June 30, 2023 and June 30, 2022 differs from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense.

Liquidity and Capital Resources

As of June 30, 2023, we had $176.3 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $407.2 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations, and scaling our administrative functions to support our rapid growth.

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

We believe that our existing cash resources, including our Amended Credit Agreement, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for the short term (at least the next 12 months) and longer term (beyond the next 12 months). We may, from time to time, seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business.

On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all SVB's deposits and loans as of March 27, 2023. This resulted in no impact to the condensed consolidated financial statements or changes to the terms of the Amended Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(15,325)	$(19,474)
Net cash used in investing activities	(96)	(259,471)
Net cash (used in) provided by financing activities	(4,020)	62,584

Net Cash Used in Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $15.3 million, which consisted of a net loss of $34.7 million, adjusted by non-cash charges of $28.4 million and net cash outflows from the change in net operating assets and liabilities of $9.0 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $5.1 million and stock-based compensation expense of $24.4 million, partially offset by net other changes in non-cash charges of $1.1 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $1.9 million increase in accounts receivable, a $1.9 million increase in prepaid expenses and other current assets, a $2.1 million decrease in accounts payable and accrued liabilities, driven by the reduction of accounts payable in the current period, a $2.9 million increase in deferred implementation costs, and a $0.2 million decrease in deferred revenues.

During the six months ended June 30, 2022, net cash used in operating activities was $19.5 million, which consisted of a net loss of $33.6 million, adjusted by non-cash charges of $22.2 million and net cash outflows from the change in net operating assets and liabilities of $8.1 million. The non-cash charges were primarily comprised of a non-operating loss related to depreciation and amortization expense of $3.0 million, and stock-based compensation expense of $21.3 million and net other changes in non-cash charges of $0.6 million, partially offset by a gain on revaluation of contingent consideration of $2.7 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $5.1 million increase in accounts receivable, a $3.5 million increase in prepaid expenses and other current assets and a $1.4 million increase in deferred implementation costs, partially offset by a $1.7 million increase in accounts payable and accrued liabilities and a $0.2 million increase in deferred revenues.

Net Cash Used in Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was $0.1 million, primarily consisting of $62.6 million for the purchase of marketable securities, $2.7 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $0.4 million, partially offset by $65.6 million in proceeds from maturities and redemptions of marketable securities.

During the six months ended June 30, 2022, net cash used in investing activities was $259.5 million, primarily consisting of $143.6 million for the purchase of marketable securities, $132.0 million related to our acquisition of Segmint, $2.4 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $0.5 million, partially offset by $19.0 million in proceeds from maturities and redemptions of marketable securities.

Net Cash (Used in) Provided by Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $4.0 million, which was primarily due to payments for taxes related to net settlement of equity awards of $6.8 million, principal payments on debt of $1.1 million, debt issuance costs paid of $0.4 million and payments of holdback funds for acquisitions of $1.0 million, partially offset by proceeds of $2.8 million from the exercise of stock options to purchase 0.8 million shares of our common stock and proceeds from issuance of under the Employee Stock Purchase Plan (“ESPP”) of $2.4 million.

For the six months ended June 30, 2022, net cash provided by financing activities was $62.6 million, which was primarily due to proceeds of $85.0 million from issuance of long-term debt, $1.3 million from the exercise of stock options to purchase 0.6 million shares of our common stock, and proceeds from issuances under the ESPP of $1.8 million, partially offset by $24.7 million of principal payments on debt and debt issuance costs paid of $0.9 million.

Amended Credit Agreement

On June 27, 2023, the Company entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended by the First Amendment, the “Amended Credit Agreement”), with SVB, Comerica Bank, and Canadian Imperial Bank of Commerce. The First Amendment provided for Citibank, N.A. to join as a new lender, increased the amount of the Revolving Facility (as defined below) commitment by $20.0 million and extended the maturity date of the Amended Credit Agreement to April 29, 2026, as well as other changes discussed below. The Amended Credit Agreement, inclusive of changes established by the First Amendment, includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $60.0 million in aggregate commitments for secured revolving loans (“Revolving Facility”), of which there were no outstanding borrowings as of June 30, 2023.
•Term Loan: A term loan of $85.0 million (the “Term Loan”) was borrowed on April 29, 2022, the proceeds of which were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, of which there were no outstanding borrowing as of June 30, 2023.

Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan are due in quarterly installments equal to an initial amount of approximately $1.1 million, beginning on June 30, 2023 and continuing through March 31, 2024, and increasing to approximately $2.1 million beginning on June 30, 2024 through the Amended Credit Agreement maturity date. Once repaid or prepaid, the Amended Term Loan may not be re-borrowed. Debt issuance costs paid for the execution of the Amended Credit Facility were $0.9 million, of which $0.1 million was included in prepaid expenses and other current assets and $0.2 million was included in other assets on the condensed consolidated balance sheets. Debt issuance costs paid for the execution of the First Amendment were $0.3 million, of which $0.1 million was included in prepaid expenses and other current assets and $0.1 million was included in other assets on the condensed consolidated balance sheets.

The First Amendment added additional covenants that begin each fiscal quarter ending on or after April 29, 2025 (the “Financial Covenant Trigger Date”). Before the Financial Covenant Trigger Date, borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.00% to 3.50% per annum depending on the applicable recurring revenue leverage ratio. After the Financial Covenant Trigger Date, borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the SOFR plus a margin of 1.50%, 2.00%, 2.50% or 3.00% per annum depending on the applicable consolidated total leverage ratio. If the SOFR is ever less than 0%, then the SOFR shall be deemed to be 0%. The Amended Credit Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to pay a commitment fee of 0.25% per annum on the undrawn portion available under the Revolving Facility and variable fees on outstanding letters of credit. The Company has a standby letter of credit in the amount of $0.3 million, which serves as security under the lease relating to the Company’s office space that expires in 2028.

Obligations under the Amended Credit Agreement are guaranteed by the Company’s subsidiaries and secured by all or substantially all of the assets of the Company and its subsidiaries pursuant to an Amended and Restated Guarantee and Collateral Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants. Before the Financial Covenant Trigger Date, the following covenants are applicable: (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year; and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $20.0 million or more. After the Financial Covenant Trigger Date, the existing annual recurring revenue growth and liquidity financial covenants are no longer applicable and the following covenants take effect: (i) a consolidated total leverage ratio requiring the ratio, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be less than 3.50:1.00; (ii) a consolidated fixed charge ratio requiring the ratio, for any fiscal quarter ending as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be more than 1.25:1.00.

The First Amendment also added, applicable beginning June 30, 2023, a free cash flow covenant requiring, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, free cash flow to be not less than $(75.0) million for the fiscal quarters ended June 30, 2023 and September 30, 2023, respectively, and $(50.0) million for the fiscal quarter ended December 31, 2023 and each fiscal quarter ending thereafter.

Total interest expense, including commitment fees and unused line fees, for the three and six months ended June 30, 2023 was $1.8 million and $3.6 million, respectively, and $0.8 million and $1.1 million for the three and six months ended June 30, 2022, respectively. In conjunction with closing the Amended Credit Agreement in 2022 and the First Amendment in 2023, we incurred issuance costs of $0.8 million and $0.3 million, respectively, which were deferred and were scheduled to be amortized over the remaining term of the agreement. Unamortized debt issuance costs totaled $0.9 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively. Amortization expense was $0.1 million and less than $0.2 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

Contractual Obligations and Commitments

Other than with respect to the Amended Credit Agreement, there were no material changes to our contractual obligations and commitments as of June 30, 2023, compared to those discussed as of December 31, 2022 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

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

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2023, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.1*	First Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of June 27, 2023.	8-K	001-40321	10.1	6/28/2023
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

** The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act of 1933, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alkami Technology, Inc.

Date:	August 3, 2023	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2023	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)