Form 10-Q
period 2023-09-30
ALKAMI TECHNOLOGY, INC.
filed 2023-11-02
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of September 30, 2023 was 95,361,787.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(UNAUDITED)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$76,381	$108,720
Marketable securities	101,865	87,635
Accounts receivable, net	31,266	26,246
Deferred implementation costs, current	9,496	7,855
Prepaid expenses and other current assets	13,648	11,709
Total current assets	232,656	242,165
Property and equipment, net	16,249	13,561
Right of use assets	16,044	14,670
Deferred implementation costs, net of current portion	27,708	24,783
Intangibles, net	37,504	42,593
Goodwill	148,050	148,017
Other assets	3,982	3,096
Total assets	$482,193	$488,885
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$6,375	$3,188
Accounts payable	5,693	4,291
Accrued liabilities	26,302	21,643
Deferred revenues, current portion	9,313	8,835
Lease liabilities, current portion	1,493	3,657
Total current liabilities	49,176	41,614
Long-term debt, net	76,062	81,392
Deferred revenues, net of current portion	14,697	13,904
Deferred income taxes	1,862	1,712
Lease liabilities, net of current portion	18,366	15,817
Other non-current liabilities	376	400
Total liabilities	160,539	154,839
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; and 95,361,787 and 92,112,749 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	95	92
Additional paid-in capital	744,212	706,407
Accumulated deficit	(422,653)	(372,453)
Total stockholders’ equity	321,654	334,046
Total liabilities and stockholders' equity	$482,193	$488,885

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

1

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$67,703	$53,412	$193,462	$148,732
Cost of revenues(1)	31,153	25,844	89,300	69,081
Gross profit	36,550	27,568	104,162	79,651
Operating expenses:
Research and development	21,755	18,222	63,170	48,973
Sales and marketing	11,933	9,721	36,694	27,822
General and administrative	18,290	18,337	53,608	54,114
Acquisition-related expenses, net	—	737	220	155
Amortization of acquired intangibles	359	370	1,076	796
Total operating expenses	52,337	47,387	154,768	131,860
Loss from operations	(15,787)	(19,819)	(50,606)	(52,209)
Non-operating income (expense):
Interest income	2,080	851	5,822	1,383
Interest expense	(1,931)	(1,185)	(5,514)	(2,336)
Gain (loss) on financial instruments	201	(59)	421	(446)
Loss before income taxes	(15,437)	(20,212)	(49,877)	(53,608)
Provision (benefit) for income taxes	39	(163)	323	80
Net loss	$(15,476)	$(20,049)	$(50,200)	$(53,688)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.22)	$(0.54)	$(0.59)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	94,675,358	91,182,235	93,477,486	90,703,061
(1) Includes amortization of acquired technology of $1.3 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and $4.0 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

2

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(UNAUDITED)

	Three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance June 30, 2023	94,228,876	$94	$729,607	$(407,177)	$322,524
Stock-based compensation	—	—	14,326	—	14,326
Issuance of common stock upon restricted stock unit vesting	484,736	—	(1)	—	(1)
Exercised stock options	648,175	1	4,484	—	4,485
Payments for taxes related to net settlement of equity awards	—	—	(4,204)	—	(4,204)
Net loss	—	—	—	(15,476)	(15,476)
Balance September 30, 2023	95,361,787	$95	$744,212	$(422,653)	$321,654

	Three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance June 30, 2022	91,036,107	$91	$682,946	$(347,492)	$335,545
Stock-based compensation	—	—	12,147	—	12,147
Issuance of common stock upon restricted stock unit vesting	114,029	—	—	—	—
Exercised stock options	327,861	—	827	—	827
Payments for taxes related to net settlement of equity awards	—	—	(596)		(596)
Net loss	—	—	—	(20,049)	(20,049)
Balance September 30, 2022	91,477,997	$91	$695,324	$(367,541)	$327,874

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2022	92,112,749	$92	$706,407	$(372,453)	$334,046
Stock-based compensation	—	—	39,143	—	39,143
Issuance of common stock upon restricted stock unit vesting	1,488,164	1	(1)	—	—
Common stock issued under ESPP	271,880	—	2,407	—	2,407
Exercised stock options	1,488,994	2	7,285	—	7,287
Payments for taxes related to net settlement of equity awards	—	—	(11,029)	—	(11,029)
Net loss	—	—	—	(50,200)	(50,200)
Balance September 30, 2023	95,361,787	$95	$744,212	$(422,653)	$321,654

	Nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2021	89,954,657	$90	$658,374	$(313,853)	$344,611
Stock-based compensation	—	—	33,596	—	33,596
Issuance of common stock upon restricted stock unit vesting	392,337	—	—	—	—
Common stock issued under ESPP	199,887	—	1,841	—	1,841
Exercised stock options	931,116	1	2,109	—	2,110
Payments for taxes related to net settlement of equity awards	—	—	(596)	—	(596)
Net loss	—	—	—	(53,688)	(53,688)
Balance September 30, 2022	91,477,997	$91	$695,324	$(367,541)	$327,874

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.
3

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(50,200)	$(53,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,841	5,512
Accrued interest on marketable securities, net	(2,059)	(67)
Stock-based compensation expense	37,914	32,956
Amortization of debt issuance costs	110	112
Gain on revaluation of contingent consideration	—	(2,700)
(Gain) loss on financial instruments	(430)	446
Gain on lease modification	(375)	—
Deferred taxes	118	(80)
Changes in operating assets and liabilities:
Accounts receivable	(5,020)	(4,075)
Prepaid expenses and other current assets	(2,631)	(2,802)
Accounts payable and accrued liabilities	5,223	3,452
Deferred implementation costs	(3,959)	(3,339)
Deferred revenues	1,271	53
Net cash used in operating activities	(12,197)	(24,220)
Cash flows from investing activities:
Purchase of marketable securities	(109,593)	(164,093)
Proceeds from maturities and redemptions of marketable securities	97,852	51,500
Purchases of property and equipment	(774)	(789)
Capitalized software development costs[1]	(3,843)	(2,778)
Acquisition of business, net of cash acquired	—	(131,339)
Net cash used in investing activities	(16,358)	(247,499)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	85,000
Principal payments on debt	(2,125)	(24,688)
Debt issuance costs paid	(341)	(773)
Proceeds from ESPP issuance	2,407	1,841
Payment of holdback funds from acquisition	(1,000)	—
Payments for taxes related to net settlement of equity awards	(11,029)	(596)
Proceeds from stock option exercises	7,287	2,109
Net cash (used in) provided by financing activities	(4,801)	62,893
Net decrease in cash and cash equivalents and restricted cash	(33,356)	(208,826)
Cash and cash equivalents and restricted cash, beginning of period	112,337	312,954
Cash and cash equivalents and restricted cash, end of period	$78,981	$104,128

(1) See Note 2 for additional information regarding non-cash investing activities for the nine months ended September 30, 2023 and 2022 related to capitalized software development costs.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 24, 2023. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023.

The Company has no sources of other comprehensive income, and accordingly, net loss presented each period is the same as comprehensive loss.

Reclassification. The Company has reclassified certain amounts on its condensed consolidated statements of cash flows in the prior periods to conform to current periods presentation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company invests its cash equivalents in highly rated money market funds. The Company’s marketable securities consist of debt securities issued by highly rated corporate entities, foreign governments, and the U.S. federal government. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company continues to monitor ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including developments related to Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all their money starting March 13, 2023. On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all SVB's deposits and loans as of March 27, 2023. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership. Additionally, the Company’s overall liquidity and financing has not been impacted. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2023 and December 31, 2022, $64.5 million and $28.2 million, respectively, was held in cash equivalent money market and marketable securities accounts. Certain cash equivalents held in marketable securities accounts may have related unrealized gains or losses that are recognized on the condensed consolidated statements of operations.

Restricted Cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amounts included in restricted cash on the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, represent the additional cash proceeds in deposit with an escrow agent for satisfaction of holdback provisions related to the acquisitions of MK Decisioning Systems, LLC (“MK”) and Segmint Inc. (“Segmint”). See Note 3 for further information.

	September 30,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$76,381	$108,720
Restricted cash included in Prepaid expenses and other current assets	2,600	3,617
Total cash and cash equivalents and restricted cash	$78,981	$112,337

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

The Company had $9.3 million and $5.7 million in capitalized internal software development costs, net of accumulated amortization, as of September 30, 2023 and December 31, 2022, respectively. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three to five years from when the asset is placed in service. For the nine months ended September 30, 2023 and 2022, the Company had non-cash investing activities of $0.6 million and $0.2 million, respectively, for capitalized stock-based compensation related to capitalized software development costs.

Contract Balances

Client contracts under which revenues have been recognized while the Company is not yet able to invoice results in contract assets. Generally, contract assets arise as a result of reallocating revenues when discounts are more heavily weighted in the early years of a multi-year contract, or the client contract has substantive minimum fees that escalate over the term of the contract. Contract assets totaled $1.4 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

Contract liabilities are comprised of billings or payments received from the Company’s clients in advance of performance under the contract and are represented in deferred revenues in the condensed consolidated balance sheets.

Recent Accounting Pronouncements

On July 26, 2023, the SEC adopted amendments intended to enhance and standardize disclosures related to cybersecurity. The amendments require timely disclosure of material cybersecurity incidents and annual disclosures related to cybersecurity risk management, strategy, and governance. The disclosures are effective beginning with annual reports for fiscal years ending on or after December 15, 2023.

Note 3. Business Combination

MK Decisioning Systems, LLC

On September 10, 2021, the Company acquired substantially all the assets of MK for approximately $20 million in cash consideration due at closing, subject to a $2 million holdback provision held in escrow with $1 million released at the 12-month anniversary of close and the remainder released at the 18-month anniversary of close. The Company also agreed to assume certain liabilities associated with MK’s business. The integrated set of assets and activities acquired from MK through the acquisition met the definition of a business under ASC 805, as updated by ASU 2017-01.

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

The Company had classified the amounts held in escrow as restricted cash on the condensed consolidated balance sheets. The fair value of the contingent earn-out upon acquisition was $15.5 million, for which the balance was included in Other non-current liabilities on the condensed consolidated balance sheets. This initial estimated fair value was included as contingent consideration in the total purchase price. The Company remeasures the fair value of the contingent consideration on an ongoing basis and records the adjustment to the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the fair value of the contingent earn-out was zero.

Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and stock price forecasts) and the probability of achieving the specific targets using a geometric binomial model. Based on the final purchase accounting, the Company estimated that approximately 62% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement. As of December 31, 2022, the Company determined that 0% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement as a result of changes in the expected timing of new customer sales and implementations. The Company’s determination has not changed as of September 30, 2023.

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

Note 4. Property and Equipment, Net

Depreciation and amortization expense was $1.0 million and $2.8 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.

Property and equipment, net, includes the following amounts at September 30, 2023 and December 31, 2022:

(in thousands)	Useful Life	September 30, 2023	December 31, 2022
Software	2 to 5 years	$11,904	$7,253
Computers and equipment	3 years	6,182	5,606
Furniture and fixtures	5 years	3,988	3,986
Leasehold improvements	3 to 10 years	11,911	11,715
		$33,985	$28,560
Less: accumulated depreciation and amortization		(17,736)	(14,999)
Property and equipment, net		$16,249	$13,561

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

The following table disaggregates the Company's revenue by major source for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
SaaS subscription services	$64,758	$50,697	$183,446	$141,287
Implementation services	2,077	1,922	6,961	5,503
Other services	868	793	3,055	1,942
Total revenues	$67,703	$53,412	$193,462	$148,732

The Company recognized approximately $7.0 million of revenue during the nine months ended September 30, 2023 that was included in deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of September 30, 2023, minimum contracted subscription revenues to be recognized in future periods total approximately $987.4 million. The Company expects to recognize approximately 45.9% of this amount as subscription services are transferred to customers over the next 24 months, an additional 33.2% in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Deferred Cost Recognition

The Company capitalized $1.6 million and $4.4 million in deferred commissions costs during the three and nine months ended September 30, 2023, respectively, and $2.3 million and $4.0 million for the three and nine months ended September 30, 2022, respectively, and recognized amortization of $1.0 million and $2.7 million during the three and nine months ended September 30, 2023, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred implementation costs in the accompanying condensed consolidated balance sheets in the amount of $18.0 million and $16.2 million as of September 30, 2023 and December 31, 2022, respectively.

The Company capitalized implementation costs of $2.3 million and $6.4 million during the three and nine months ended September 30, 2023, respectively, and $1.9 million and $4.8 million for the three and nine months ended September 30, 2022, respectively, and recognized amortization of $1.3 million and $3.6 million during the three and nine months ended September 30, 2023, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2022, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred implementation costs in the accompanying condensed consolidated balance sheets in the amount of $19.2 million and $16.4 million as of September 30, 2023 and December 31, 2022, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No material impairment losses were recognized in relation to these capitalized costs for the three and nine months ended September 30, 2023 and 2022.

Note 6. Accounts Receivable

Accounts receivable includes the following amounts at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022
Trade accounts receivable	$26,185	$21,665
Unbilled receivables	5,391	4,621
Other receivables	501	747
Total receivables	32,077	27,033
Allowance for credit losses	(294)	(467)
Reserve for estimated credits	(517)	(320)
	$31,266	$26,246

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022
Bonus accrual	$10,792	$6,199
Accrued vendor purchases	465	1,496
Commissions accrual	723	2,280
Accrued hosting services	2,135	930
Client refund liability	431	279
Accrued consulting and professional fees	558	187
Accrued tax liabilities	922	1,147
MK and Segmint acquisition holdback provision	2,600	3,618
ESPP liability	1,504	717
Other accrued liabilities	6,172	4,790
Total accrued liabilities	$26,302	$21,643

Note 8. Debt

On June 27, 2023, the Company entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended by the First Amendment, the “Amended Credit Agreement”), with SVB, Comerica Bank, and Canadian Imperial Bank of Commerce. The First Amendment provided for Citibank, N.A. to join as a new lender, increased the amount of the Revolving Facility (as defined below) commitment by $20.0 million and extended the maturity date of the Amended Credit Agreement to April 29, 2026, as well as other changes discussed below. The Amended Credit Agreement, inclusive of changes established by the First Amendment, includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $60.0 million in aggregate commitments for secured revolving loans (“Revolving Facility”), of which there were no outstanding borrowings as of September 30, 2023.
•Term Loan: A term loan of $85.0 million (the “Term Loan”) was borrowed on April 29, 2022, the proceeds of which were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, of which there were no outstanding borrowings as of September 30, 2023.

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

The First Amendment added additional covenants that begin each fiscal quarter ending on or after April 29, 2025 (the “Financial Covenant Trigger Date”). Before the Financial Covenant Trigger Date, borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the Secured Overnight Financing Rate (the “SOFR”) plus a margin of 3.00% to 3.50% per annum depending on the applicable recurring revenue leverage ratio. After the Financial Covenant Trigger Date, borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the SOFR plus a margin of 1.50%, 2.00%, 2.50% or 3.00% per annum depending on the applicable consolidated total leverage ratio. If the SOFR is ever less than 0%, then the SOFR shall be deemed to be 0%. The Amended Credit Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to pay a commitment fee of 0.25% per annum on the undrawn portion available under the Revolving Facility and variable fees on outstanding letters of credit. The Company has a standby letter of credit in the amount of $0.3 million, which serves as security under the lease relating to the Company’s office space that expires in 2033.

Obligations under the Amended Credit Agreement are guaranteed by the Company’s subsidiaries and secured by all or substantially all of the assets of the Company and its subsidiaries pursuant to an Amended and Restated Guarantee and Collateral Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants. Before the Financial Covenant Trigger Date, the following covenants are applicable: (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year; and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $20.0 million or more. After the Financial Covenant Trigger Date, the existing annual recurring revenue growth and liquidity financial covenants are no longer applicable and the following covenants take effect: (i) a consolidated total leverage ratio requiring the ratio, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be less than 3.50:1.00; and (ii) a consolidated fixed charge ratio requiring the ratio, for any fiscal quarter ending as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be more than 1.25:1.00.

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

The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of September 30, 2023.

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

Long-term Debt

The following table summarizes long-term debt obligations as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Term Debt	$82,875	$85,000
Less unamortized debt issuance costs	(438)	(420)
Net amount	82,437	84,580
Less current maturities of long-term debt	(6,375)	(3,188)
Long-term portion	$76,062	$81,392

Maturities of long-term debt outstanding as of September 30, 2023, are summarized as follows (in thousands):

2023	1,062
2024	7,438
2025	8,500
2026	65,875
Thereafter	—
Total	$82,875

Note 9. Stockholders' Equity

Equity Compensation Plans

Stock-based compensation expense was included in the condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenues	$1,507	$1,244	$4,140	$3,278
Research and development	4,116	3,023	11,854	7,487
Sales and marketing	1,906	1,112	5,309	2,859
General and administrative	6,389	6,535	16,611	19,332
Total stock-based compensation expenses	$13,918	$11,914	$37,914	$32,956

Note 10. Income Taxes

The Company recorded income tax expense of less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. This resulted in an effective tax rate of (0.3)% and (0.6)%, respectively. As compared to an income tax benefit of $0.2 million and income tax expense of $0.1 million for the three and nine months ended September 30, 2022, respectively. This resulted in an effective tax rate of 0.8% and (0.2)%, respectively.

The Company’s effective tax rate for the three and nine months ended September 30, 2023 and September 30, 2022 differs from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$64,548	$64,548	$—	$—
Marketable securities:
Corporate bonds	14,077	—	14,077	—
Commercial paper	17,290	—	17,290	—
U.S. government-sponsored enterprise securities	15,008	—	15,008	—
U.S. Treasury debt securities	53,386	53,386	—	—
International debt securities	2,104	—	2,104	—
Total marketable securities	101,865	53,386	48,479	—
Total Assets	$166,413	$117,934	$48,479	$—
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

Note 12. Earnings Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and nine months ended September 30, 2023 and 2022, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except shares and per share amounts)	2023	2022	2023	2022
Net loss	$(15,476)	$(20,049)	$(50,200)	$(53,688)
Weighted-average shares of common stock outstanding - basic and diluted	94,675,358	91,182,235	93,477,486	90,703,061
Net loss per common share - basic and diluted	$(0.16)	$(0.22)	$(0.54)	$(0.59)

For the three and nine months ended September 30, 2023 and 2022, the following potential shares of common stock were excluded from diluted EPS as the Company had a net loss in each of the periods presented:

	As of September 30,
	2023	2022
Stock options	4,688,972	6,675,385
RSUs	8,074,490	7,041,744
ESPP	94,635	67,456
Total anti-dilutive common share equivalents	12,858,097	13,784,585

Note 13. Commitments and Contingencies

Legal Proceedings

The Company may become party to various legal actions during the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, it may receive unfavorable preliminary or interim rulings during litigation, and there can be no assurances that favorable final outcomes will be obtained. In addition, the Company’s industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in our industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Furthermore, client agreements typically require the Company to indemnify clients against liabilities incurred in connection with claims alleging its solutions infringe the intellectual property rights of a third party. From time to time, the Company has been involved in disputes related to patent and other intellectual property rights of third parties, none of which has resulted in material liabilities. The Company expects these types of disputes may continue to arise in the future. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Note 14. Leases

The Company leases office space under non-cancellable operating leases for its corporate headquarters in Plano, Texas pursuant to a 10-year lease agreement under which the Company leases approximately 125,468 square feet of office space with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of 10 years. Renewal options were not included in the right-of-use (“ROU”) asset and lease liability calculation. The Company elected the practical expedient to not provide comparable presentation for periods prior to adoption.

On September 5, 2023, the Company entered into an amendment to its office lease which, among other things, reduces the leased space in Plano, Texas from approximately 125,468 square feet to 83,939 square feet, effective December 31, 2023, and also extends the term for the remaining reduced leased space to August 31, 2033. The Company determined that the amendment would be treated as a lease modification. The modification resulted in a remeasurement of the operating lease ROU asset and lease liability, and the effect was an increase to the ROU asset and lease liability of $3.1 million and $2.7 million, respectively. In addition, the Company recorded a gain on lease modification of $0.4 million, which was included in general and administrative expenses in the condensed consolidated statements of operation.

Operating lease expense consisted of:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease expense	$745	$785	$2,313	$2,353
Short-term lease expense and other (1)	(22)	340	611	976
Total lease expense	$723	$1,125	$2,924	$3,329
(1) Other lease expense includes variable lease expense, sublease income, and gain on lease modification.

Supplemental Cash Flow Information

	Nine months ended September 30,
Cash flow information (in thousands)	2023	2022
Cash paid for operating lease liabilities	$2,924	$2,877
Non-cash adjustment to operating lease right-of-use assets from lease modification(1)	$3,108	$—
(1) For the nine months ended September 30, 2023, includes increase of $8.0 million related to the extension of lease to 2033 for the remaining leased space, net of a $4.9 million decrease related to the reduction of the leased space effective December 31, 2023.

The future maturities of operating lease liabilities are as follows:

(in thousands)	September 30, 2023
2023 (three months remaining)	$985
2024	2,659
2025	2,701
2026	2,614
2027	2,613
Thereafter	17,758
Total minimum lease payments	$29,330
Less: present value discount	(9,471)
Total lease liability balance	$19,859

Note 15. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted as of September 30, 2023. Goodwill had a carrying value of $148.1 million and $148.0 million as of September 30, 2023 and December 31, 2022, respectively.

Total intangibles, net, consisted of the following as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(2,479)	$17,991
Developed Technology	27,700	(8,813)	18,887
Tradenames	750	(149)	601
Subtotal amortizable intangible assets	48,920	(11,441)	37,479
Website domain name	25	—	25
Total intangible assets	$48,945	$(11,441)	$37,504

	As of December 31, 2022
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(1,455)	$19,015
Developed Technology	27,700	(4,800)	22,900
Tradenames	750	(97)	653
Subtotal amortizable intangible assets	48,920	(6,352)	42,568
Website domain name	25	—	25
Total intangible assets	$48,945	$(6,352)	$42,593

Amortization expense recognized on intangible assets was $1.7 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, and $1.7 million and $3.4 million for the three and nine months ended September 30, 2022, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2023 (remaining three months)	$1,697
2024	6,786
2025	6,786
2026	6,554
2027	3,194
Thereafter	12,462
$37,479

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

•Integrations: Scalability and extensibility driven by more than 290 real-time integrations to back-office systems and third-party fintech solutions as of September 30, 2023, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We derive our Alkami Digital Banking Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of September 30, 2023. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended September 30, 2023 and 2022, our total revenues were $67.7 million and $53.4 million, respectively, representing a 26.8% increase period-over-period. For the nine months ended September 30, 2023 and 2022, our total revenues were $193.5 million and $148.7 million, respectively, representing an increase of 30.1% period-over-period. SaaS subscription revenues, as further described below, represented 95.7% and 94.8% of total revenues for the three and nine months ended September 30, 2023, respectively, and 94.9% and 95.0% of total revenues for the three and nine months ended September 30, 2022, respectively. We incurred net losses of $15.5 million and $50.2 million for the three and nine months ended September 30, 2023, respectively, and net losses of $20.0 million and $53.7 million for the three and nine months ended September 30, 2022, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

Banking and Regulatory Environment Developments. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all their money starting March 13, 2023. On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all SVB’s deposits and loans as of March 27, 2023. In light of the foregoing, we do not believe that we have exposure to loss as a result of SVB’s receivership. Additionally, our overall liquidity and financing has not been impacted. During the periods presented, we have not experienced any losses on our deposits of cash, cash equivalents or marketable securities.

Amendment to Office Lease. On September 5, 2023, the Company entered into a Sixth Amendment to the Amended and Restated Office Lease which, among other things, reduces the leased space in Plano, Texas from approximately 125,468 square feet to 83,939 square feet, effective December 31, 2023, and also extends the term for the remaining reduced leased space to August 31, 2033.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of September 30, 2023, we served 229 FIs through the Alkami Digital Banking Platform and over 600 clients when including unique clients only subscribing to one or a combination of ACH Alert, MK or Segmint products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 290 integrations as of September 30, 2023 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets. We had six and 11 client renewals for the three and nine months ended September 30, 2023, respectively. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 32.1% and 32.7% of our revenues for the three and nine months ended September 30, 2023, respectively. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

Our client relationships are predominantly based on multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of 70 months as of September 30, 2023. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. For each client, we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

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

The following disaggregates our revenues for the three and nine months ended September 30, 2023 and 2022 by major source:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(in thousands)
SaaS subscription services	$64,758	$50,697	$183,446	$141,287
Implementation services	2,077	1,922	6,961	5,503
Other services	868	793	3,055	1,942
Total revenues	$67,703	$53,412	$193,462	$148,732

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

We intend to continue to increase our investments in our implementation, client support and client success teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three and nine months ended September 30, 2023 was 54.0% and 53.8%, respectively, and 51.6% and 53.6% for the three and nine months ended September 30, 2022, respectively.

The major components of cost of revenues represented the following percentages of revenues for the three months ended September 30, 2023: third-party hosting services (7.8%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.4%), our implementation team (9.1%), our client success team (3.5%), our development team responsible for maintaining and releasing updates to our platform (3.4%), amortization (2.5%), stock-based compensation (2.2%), and depreciation (0.1%). The major components of cost of revenues represented the following percentages of revenues for the three months ended September 30, 2022: third-party hosting services (7.7%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.7%), our implementation team (10.6%), our client success team (4.4%), our development team responsible for maintaining and releasing updates to our platform (3.7%), stock-based compensation (2.3%), amortization (2.9%), and depreciation (0.1%).

The major components of cost of revenues represented the following percentages of revenues for the nine months ended September 30, 2023: third-party hosting services (7.7%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.4%), our implementation team (9.5%), our client success team (3.5%), our development team responsible for maintaining and releasing updates to our platform (3.3%), amortization (2.5%), stock-based compensation (2.1%), and depreciation (0.1%). The major components of cost of revenues represented the following percentages of revenues for the nine months ended September 30, 2022: third-party hosting services (7.7%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.0%), our implementation team (10.2%), our client success team (4.6%), our development team responsible for maintaining and releasing updates to our platform (3.6%), stock-based compensation (2.2%), amortization (1.9%), and depreciation (0.1%).

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

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income from our cash balances, interest expense from borrowings under our revolving line of credit, amortization of deferred debt costs, unrealized (gains) losses on marketable securities, and changes in fair value of warrants and tranche rights.

Provision (benefit) for income taxes

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets. As a result of our valuation allowance, provision (benefit) for income taxes consists primarily of state income taxes and deferred taxes related to the tax amortization of acquired goodwill.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected condensed consolidated statements of operations data for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenues	$67,703	$53,412	$193,462	$148,732
Cost of revenues (1) (2)	31,153	25,844	89,300	69,081
Gross profit	36,550	27,568	104,162	79,651
Operating expenses (2):
Research and development	21,755	18,222	63,170	48,973
Sales and marketing	11,933	9,721	36,694	27,822
General and administrative	18,290	18,337	53,608	54,114
Acquisition-related expenses, net	—	737	220	155
Amortization of acquired intangibles	359	370	1,076	796
Total operating expenses	52,337	47,387	154,768	131,860
Loss from operations	(15,787)	(19,819)	(50,606)	(52,209)
Non-operating income (expense):
Interest income	2,080	851	5,822	1,383
Interest expense	(1,931)	(1,185)	(5,514)	(2,336)
Gain (loss) on financial instruments	201	(59)	421	(446)
Loss before income taxes	(15,437)	(20,212)	(49,877)	(53,608)
Provision (benefit) for income taxes	39	(163)	323	80
Net loss	$(15,476)	$(20,049)	$(50,200)	$(53,688)

(1) Includes amortization of acquired technology of $1.3 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and $4.0 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively.

(2) Includes stock-based compensation expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
($ in thousands)
Cost of revenues	$1,507	$1,244	$4,140	$3,278
Research and development	4,116	3,023	11,854	7,487
Sales and marketing	1,906	1,112	5,309	2,859
General and administrative	6,389	6,535	16,611	19,332
Total stock-based compensation expenses	$13,918	$11,914	$37,914	$32,956

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
($ in thousands)
Net loss	$(15,476)	$(20,049)	$(50,200)	$(53,688)
Provision (benefit) for income taxes	39	(163)	323	80
(Gain) loss on financial instruments	(201)	59	(421)	446
Interest (income) expense, net	(149)	334	(308)	953
Depreciation and amortization	2,695	2,550	7,841	5,512
Stock-based compensation expense	13,918	11,914	37,914	32,956
Acquisition-related expenses, net(1)	—	737	220	155
Adjusted EBITDA (2)	$826	$(4,618)	$(4,631)	$(13,586)

(1) Acquisition-related expenses, net, for the nine months ended September 30, 2023 includes expenses associated with the acquisition of Segmint, primarily related to legal, consulting, and professional fees. Acquisition-related expenses, net, for the three and nine months ended September 30, 2022 includes the accrual of deferred compensation due to the former owner of ACH Alert, in addition to expenses associated with the acquisitions of MK and Segmint, primarily related to legal, consulting, and professional fees. During the nine months ended September 30, 2022, these expenses were offset by the $2.7 million gain on contingent consideration related to the purchase of MK.

(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision (benefit) for income taxes; (gain) loss on financial instruments; interest expense, net; depreciation and amortization; stock-based compensation expense; and acquisition-related expenses, net. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $0.8 million and $(4.6) million for the three and nine months ended September 30, 2023, respectively, and $(4.6) million and $(13.6) million for the three and nine months ended September 30, 2022, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $275.0 million as of September 30, 2023 and $213.6 million as of September 30, 2022, an increase of $61.3 million, or 28.7%.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 16.9 million registered users as of September 30, 2023 and 13.7 million as of September 30, 2022, an increase of 3.2 million, or 23.1%.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $16.28 as of September 30, 2023 and $15.57 as of September 30, 2022, an increase of $0.71, or 4.6%.

Comparison of Three and Nine Months ended September 30, 2023 and 2022

Revenues

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
($ in thousands)
Revenues	$67,703	$53,412	$14,291	26.8%	$193,462	$148,732	$44,730	30.1%

	September 30,
	2023	2022
Annual Recurring Revenue (ARR)	$274,976	$213,640	$61,336	28.7%
Registered Users	16,891	13,726	3,165	23.1%
Revenue per Registered User (RPU)	$16.28	$15.57	$0.71	4.6%

Revenues increased $14.3 million, or 26.8%, and $44.7 million, or 30.1% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.

The increase of $14.3 million in revenues for the three months ended September 30, 2023 was primarily due to registered user growth from new and existing clients, and RPU growth.

The increase of $44.7 million in revenues for the nine months ended September 30, 2023 was primarily due to registered user growth of 3.2 million, or 23.1%, driven by the implementation of 39 new financial institutions supporting 1.7 million digital users and increased digital user adoption from our existing clients of 1.4 million users. In addition, increased revenues were due to RPU growth of 4.6%. RPU growth was primarily driven by cross-sell activity to existing clients, higher average RPU of new clients implemented in the last 12 months on our digital banking platform compared to aggregate RPU and the acquisition of Segmint completed on April 25, 2022, which contributed $5.4 million to the increase over the prior period. The average RPU of users from new clients implemented on our digital platform in the last 12 months of $16.92 as of September 30, 2023, is 4% higher than the aggregate RPU as of September 30, 2023.

Cost of Revenues and Gross Margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
($ in thousands)
Cost of revenues	$31,153	$25,844	$5,309	20.5%	$89,300	$69,081	$20,219	29.3%
Percentage of revenues	46.0%	48.4%	(2.4)%	(5.0)%	46.2%	46.4%	(0.2)%	(0.4)%

Cost of Revenues

Cost of revenues increased $5.3 million, or 20.5%, and $20.2 million, or 29.3%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, generating a gross margin of 54.0% and 53.8% for the three and nine months ended September 30, 2023, respectively, compared to a gross margin of 51.6% and 53.6% for the same periods in 2022, respectively.

The increase in cost of revenues for the three months ended September 30, 2023 was primarily driven by a $1.2 million increase in personnel-related costs (which includes stock-based compensation of $0.3 million), resulting from headcount increases supporting our growth in site reliability engineering, client implementation and client success, as well as $2.9 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $1.1 million increase in hosting costs, and $0.1 million in higher miscellaneous other costs.

The increase in cost of revenues for the nine months ended September 30, 2023 was primarily driven by a $5.0 million increase in personnel-related costs (which includes stock-based compensation of $0.9 million) resulting from headcount increases supporting our growth in the following teams: site reliability engineering, client implementation and client success, as well as $9.9 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $3.5 million increase in hosting costs incurred from an increase in revenues derived from existing and new client growth, $1.4 million of amortization of intangibles, primarily related to the acquisition of Segmint in April 2022, and $0.4 million in higher miscellaneous other costs.

Operating Expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
($ in thousands)
Research and development	$21,755	$18,222	$3,533	19.4%	$63,170	$48,973	$14,197	29.0%
Sales and marketing	11,933	9,721	2,212	22.8%	36,694	27,822	8,872	31.9%
General and administrative	18,290	18,337	(47)	(0.3)%	53,608	54,114	(506)	(0.9)%
Acquisition-related expenses, net	—	737	(737)	(100.0)%	220	155	65	41.9%
Amortization of acquired intangibles	359	370	(11)	(3.0)%	1,076	796	280	35.2%
Total operating expenses	$52,337	$47,387	$4,950	10.4%	$154,768	$131,860	$22,908	17.4%
Percentage of revenues	77.3%	88.7%			80.0%	88.7%

Research and Development

Research and development expenses increased $3.5 million, or 19.4%, and $14.2 million, or 29.0%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. For the three months ended September 30, 2023, the increase was primarily due to a $3.4 million increase in personnel-related costs (which includes stock-based compensation of $1.1 million), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. In addition, we incurred $0.4 higher costs for hosting and $0.2 higher costs for consulting. These increases are partially offset by an increase of $0.7 million in capitalized development costs.

For the nine months ended September 30, 2023, the increase was primarily due to a $14.6 million increase in personnel-related costs (which includes stock-based compensation of $4.4 million), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation, and $1.5 million higher hosting costs. These expenses were partially offset by an increase of $1.0 million in capitalized development costs and a decrease of $1.0 million in consulting costs.

Sales and Marketing

Sales and marketing expenses increased $2.2 million, or 22.8%, and $8.9 million, or 31.9%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. For the three months ended September 30, 2023, the increase was primarily due to a $2.4 million increase in personnel-related costs (which includes stock-based compensation of $0.8 million), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.1 million in higher travel costs for the sales team. These expenses are partially offset by $0.4 million of lower consulting costs.

For the nine months ended September 30, 2023, the increase was primarily due to a $7.8 million increase in personnel-related costs (which includes stock-based compensation of $2.5 million), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.7 million in higher costs related to industry conferences and trade shows, including enhanced client experiences at our in-person client conference, Co:lab, and $0.4 million in higher travel costs for the sales team. These expenses are partially offset by $0.2 million lower consulting costs.

General and Administrative

General and administrative expenses decreased by less than $0.1 million, or 0.3%, and $0.5 million, or 0.9%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. For the three months ended September 30, 2023, the decrease was primarily due to a gain on lease modification of $0.4 million, $0.2 million of lower insurance costs, $0.1 million reduction in stock-based compensation, and $0.1 million of lower miscellaneous other costs, partially offset by an increase of $0.8 million in personnel-related costs (exclusive of stock-based compensation). During 2022, we incurred higher stock-based compensation driven by the modification of a former executive’s stock options and RSUs.

For the nine months ended September 30, 2023, the decrease was primarily due to a $2.7 million reduction in stock-based compensation, gain on lease modification of $0.4 million, $0.3 million of lower insurance costs, $0.1 million of lower audit and consulting fees, and $0.4 million of lower miscellaneous other costs, partially offset by an increase of $2.8 million in personnel-related costs (exclusive of stock-based compensation) and higher software costs of $0.6 million. During 2022, we incurred higher stock-based compensation driven by the modification of a former executive’s stock options and RSUs.

Acquisition-Related Expenses, Net

Acquisition-related expenses, net, decreased $0.7 million and increased $0.1 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. For the three months ended September 30, 2023, we incurred no acquisition-related expenses. For the three months ended September 30, 2022, we recorded $0.7 million of expenses related to legal, consulting, professional fees, and deferred compensation related to acquisitions.

For the nine months ended September 30, 2023, we incurred $0.2 million of acquisition-related expenses related to legal, consulting, and professional fees for the acquisition of Segmint. For the nine months ended September 30, 2022, we recorded $2.9 million of expenses related to legal, consulting, professional fees, and deferred compensation related to acquisitions, partially offset by a $2.7 million gain on contingent consideration related to the acquisition of MK.

Amortization of Acquired Intangibles

Amortization of acquired intangibles decreased by less than $0.1 million and increased by $0.3 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due the acquisition of Segmint in April 2022.

Non-Operating Income (Expense), Net

Non-operating income increased $0.7 million and $2.1 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. For the three months ended September 30, 2023, the increase was primarily due to an increase in net interest income of $0.5 million, as well as a $0.3 million change in unrealized gain on financial instruments related to marketable securities.

For the nine months ended September 30, 2023, the increase was primarily due to an increase in net interest income of $1.3 million, as well as a $0.9 million change in unrealized gain on financial instruments related to marketable securities.

Provision (Benefit) for Income Taxes

The Company recorded income tax expense of less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. This resulted in an effective tax rate of (0.3)% and (0.6)%, respectively. As compared to an income tax benefit of $0.2 million and income tax expense of $0.1 million for the three and nine months ended September 30, 2022, respectively. This resulted in an effective tax rate of 0.8% and (0.2)%, respectively.

Our effective tax rate for the three and nine months ended September 30, 2023 and September 30, 2022 differs from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense.

Liquidity and Capital Resources

As of September 30, 2023, we had $178.2 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $422.7 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations, and scaling our administrative functions to support our rapid growth.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(12,197)	$(24,220)
Net cash used in investing activities	$(16,358)	$(247,499)
Net cash (used in) provided by financing activities	$(4,801)	$62,893

Net Cash Used in Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $12.2 million, which consisted of a net loss of $50.2 million, adjusted by non-cash charges of $43.1 million and net cash outflows from the change in net operating assets and liabilities of $5.1 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $7.8 million and stock-based compensation expense of $37.9 million, partially offset by accrued interest on marketable securities, net of $2.1 million and other changes in non-cash charges of $0.5 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $5.0 million increase in accounts receivable, a $2.6 million increase in prepaid expenses and other current assets, and a $4.0 million increase in deferred implementation costs, partially offset by an increase in accounts payable and accrued liabilities of $5.2 million and a $1.3 million increase in deferred revenues.

During the nine months ended September 30, 2022, net cash used in operating activities was $24.2 million, which consisted of a net loss of $53.7 million, adjusted by non-cash charges of $36.2 million and net cash outflows from the change in net operating assets and liabilities of $6.7 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $5.5 million, stock-based compensation expense of $33.0 million and net other changes in non-cash charges of $0.4 million, partially offset by a gain on revaluation of contingent consideration of $2.7 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $4.1 million increase in accounts receivable, a $2.8 million increase in prepaid expenses and other current assets, and a $3.3 million increase in deferred implementation costs, partially offset by a $3.5 million increase in accounts payable and accrued liabilities and a $0.1 million increase in deferred revenues.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $16.4 million, primarily consisting of $109.6 million for the purchase of marketable securities, $3.8 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $0.8 million, partially offset by $97.9 million in proceeds from maturities and redemptions of marketable securities.

During the nine months ended September 30, 2022, net cash used in investing activities was $247.5 million, primarily consisting of $164.1 million for the purchase of marketable securities, $131.3 million related to our acquisition of Segmint, $2.8 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $0.8 million, partially offset by $51.5 million in proceeds from maturities and redemptions of marketable securities.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities was $4.8 million, which was primarily due to payments for taxes related to net settlement of equity awards of $11.0 million, principal payments on debt of $2.1 million, payments of holdback funds for acquisitions of $1.0 million and debt issuance costs paid of $0.3 million, partially offset by proceeds of $7.3 million from the exercise of stock options to purchase 1.5 million shares of our common stock and proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”) of $2.4 million.

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

Amended Credit Agreement

On June 27, 2023, the Company entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended by the First Amendment, the “Amended Credit Agreement”), with SVB, Comerica Bank, and Canadian Imperial Bank of Commerce. The First Amendment provided for Citibank, N.A. to join as a new lender, increased the amount of the Revolving Facility (as defined below) commitment by $20.0 million and extended the maturity date of the Amended Credit Agreement to April 29, 2026, as well as other changes discussed below. The Amended Credit Agreement, inclusive of changes established by the First Amendment, includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $60.0 million in aggregate commitments for secured revolving loans (“Revolving Facility”), of which there were no outstanding borrowings as of September 30, 2023.
•Term Loan: A term loan of $85.0 million (the “Term Loan”) was borrowed on April 29, 2022, the proceeds of which were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, of which there were no outstanding borrowings as of September 30, 2023.

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

The First Amendment added additional covenants that begin each fiscal quarter ending on or after April 29, 2025 (the “Financial Covenant Trigger Date”). Before the Financial Covenant Trigger Date, borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.00% to 3.50% per annum depending on the applicable recurring revenue leverage ratio. After the Financial Covenant Trigger Date, borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the SOFR plus a margin of 1.50%, 2.00%, 2.50% or 3.00% per annum depending on the applicable consolidated total leverage ratio. If the SOFR is ever less than 0%, then the SOFR shall be deemed to be 0%. The Amended Credit Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to pay a commitment fee of 0.25% per annum on the undrawn portion available under the Revolving Facility and variable fees on outstanding letters of credit. The Company has a standby letter of credit in the amount of $0.3 million, which serves as security under the lease relating to the Company’s office space that expires in 2033.

Obligations under the Amended Credit Agreement are guaranteed by the Company’s subsidiaries and secured by all or substantially all of the assets of the Company and its subsidiaries pursuant to an Amended and Restated Guarantee and Collateral Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants. Before the Financial Covenant Trigger Date, the following covenants are applicable: (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year; and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $20.0 million or more. After the Financial Covenant Trigger Date, the existing annual recurring revenue growth and liquidity financial covenants are no longer applicable and the following covenants take effect: (i) a consolidated total leverage ratio requiring the ratio, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be less than 3.50:1.00; and (ii) a consolidated fixed charge ratio requiring the ratio, for any fiscal quarter ending as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be more than 1.25:1.00.

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

Total interest expense, including commitment fees and unused line fees, for the three and nine months ended September 30, 2023 was $1.9 million and $5.5 million, respectively, and $1.2 million and $2.3 million for the three and nine months ended September 30, 2022, respectively. In conjunction with closing the Amended Credit Agreement in 2022 and the First Amendment in 2023, we incurred issuance costs of $0.8 million and $0.3 million, respectively, which were deferred and were scheduled to be amortized over the remaining term of the agreement. Unamortized debt issuance costs totaled $0.8 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively. Amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $0.9 million for the three and nine months ended September 30, 2022, respectively.

Contractual Obligations and Commitments

Other than with respect to the Amended Credit Agreement and the Sixth Amendment to the Amended and Restated Office Lease, there were no material changes to our contractual obligations and commitments as of September 30, 2023, compared to those discussed as of December 31, 2022 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2023, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.1	Sixth Amendment to Amended and Restated Office Lease, dated as of September 5, 2023.	8-K	001-40321	10.1	9/6/2023
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alkami Technology, Inc.

Date:	November 2, 2023	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)