Form 10-K
period 2023-12-31
ALKAMI TECHNOLOGY, INC.
filed 2024-02-29
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023, was $686.6 million.
The number of shares of registrant’s common stock outstanding as of February 22, 2024 was 96,759,181.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders scheduled to be held on May 15, 2024, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.

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

•Integrations: Scalability and extensibility driven by more than 300 real-time integrations to back office systems and third-party fintech solutions as of December 31, 2023, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content and other areas of monetization.

The Alkami Digital Banking Platform offers an end-to-end set of digital banking software products. Our typical relationship with an FI begins with a set of core functional components, which can extend over time to include a rounded suite of products across account opening and loan origination, card experience, client service, extensibility, financial wellness, security and fraud protection, marketing and analytics and money movement. Due to our architecture, adding products through our single code base is fast, simple and cost-effective, and we expect product penetration to continue to increase as we broaden our product suite. As of December 31, 2023, our client base, on average, used 13 of our 33 offered products. Our 2023 client cohort, however, has contracted for 18 of our offered products, on average.

Our target clients include the top 2,500 FIs by assets excluding those with assets greater than $450 billion (“megabanks”). We had 236, 199 and 177 FIs as Alkami Digital Banking Platform clients as of December 31, 2023, 2022, and 2021, respectively.

We primarily go to market through an internal sales force. Given the long-term nature of our contracts for the Alkami Digital Banking Platform, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our revenues predominantly from multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of approximately 70 months as of December 31, 2023. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement. Our ability to grow revenues through deeper client customer penetration and cross-sell allowed us to increase annual recurring revenue from clients existing at December 31, 2023 by 115%.

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

We had 17.5 million, 14.5 million, and 12.4 million live registered users as of December 31, 2023, 2022, and 2021, respectively, representing a growth rate for one of our key revenue drivers of 20.4% from 2022 to 2023 and 17.7% from 2021 to 2022. Our total revenues were $264.8 million, $204.3 million, and $152.2 million for 2023, 2022, and 2021, respectively, representing growth rates of 29.6% from 2022 to 2023 and 34.2% from 2021 to 2022. SaaS subscription services, as further described below, represented 95.3%, 95.2%, and 94.4% of total revenues for 2023, 2022, and 2021, respectively. We incurred net losses of $62.9 million, $58.6 million, and $46.8 million for 2023, 2022, and 2021, respectively, largely due to significant continued investment in sales, marketing, product development and post-sales client activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Our Industry

The United States banking industry is massive, with almost $26 trillion in assets on the balance sheets of nearly 9,500 FIs as of December 31, 2022, according to call report data published by the Federal Financial Institutions Examinations Council (“FFIEC”) and the National Credit Union Administration (“NCUA”). These FIs range from megabanks, which collectively held approximately $12 trillion in assets, to significantly smaller local community banks and affinity credit unions. The United States banking industry generated over $1 trillion in gross income in 2022, according to FFIEC and NCUA call reports, highlighting a significant market opportunity that drives intense competition and a magnitude of economic importance which requires considerable regulation, both locally and nationally.

Our addressable market consists of financial institutions with assets of $100 million to $450 billion representing over 250 million registered users. Within this market, we target the top 2,500 FIs by assets excluding megabanks. We believe based on third party estimates this segment of the market represents an opportunity of more than 200 million registered users and offers the greatest potential lifetime value, considering the cost and resources to acquire and service the relationship

However, banking is not a static industry, and over the last several decades, technology has emerged as a differentiating factor among FIs, driving market share gains, operational efficiencies and improved regulatory compliance. While technology is involved in almost every function a bank performs, we typically see FIs’ technology spend increase in response to, or in preparation for, the following trends:

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

FIs take varying approaches to technological evolution, partially driven by philosophy, but predominantly driven by resources that are available to them. The largest FIs have the financial flexibility to make significant investments; the four largest banks in the United States, based on asset size, spent more than $35 billion in aggregate on technology in 2022, according to their public disclosures, reflecting their commitment to protect and extend leadership through technology.

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

Our Platform and Ecosystem

The Alkami Digital Banking Platform is a multi-tenant, single code base, continuous delivery platform powered by a true cloud infrastructure. Our platform integrates with core system providers and other third-party fintech providers, and acts as the primary interaction point among consumers, businesses and FIs. The primary benefit of this model is to reduce the inefficiencies of traditional point-to-point integration strategies, instead offering a single point of integration allowing our clients’ customers to navigate seamlessly across channels. We believe this is critical to FIs as their models shift from physical to digital, enabling the creation of a digital community in the image of their broader brands and aligned with their strategic objectives.

The Alkami Digital Banking Platform maintains more than 300 integrations to more than 1,000 endpoints, as of December 31, 2023. Our third-party partnerships and integrations are a crucial element of the Alkami Digital Banking Platform, enabling FIs to choose from, and connect with, a broad array of third-party service providers essential to the curation of a customized digital experience. This depth of product configurability and optionality is made possible by the software adapters we have built to standardize access to solutions offered by third-party vendors.

The Alkami Value Proposition

We have grown rapidly since 2009 by understanding our clients’ objectives and pain points, including adding more than 5 million live registered users from December 31, 2021 to December 31, 2023. We have designed our solutions to improve our clients’ ability to achieve their core objectives, including new client growth, customer engagement, increasing and holding deposits, making loans, facilitating money movement and lowering overall operating costs. Importantly, we make our clients more competitive against the megabanks, challenger banks and other technology-enabled competitors.

The technology that powers our platform is foundational to our success and ability to deliver a distinct value proposition to our clients, characterized by the following:

•Premier user experience: The Alkami Digital Banking Platform enables our clients to leverage technology to deliver a premier user experience. The experience we build, and that our clients deliver, is validated by our clients’ market-leading app ratings, which are, on average, higher than each of our main competitors and reflect the level of customer satisfaction associated with leading technology brands.

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

The Alkami Digital Banking Platform delivers tangible results to clients, including increased registered user growth, increased product usage, operational efficiencies and customer retention.

Our Growth Strategies

We intend to continue to invest to grow our business and expand our addressable market by applying the following strategies:

•Deepen existing client relationships: We expect to continue to deepen our existing client relationships, increasing both the number of registered users and the number of products per client:

◦Cross-sell: We continue to broaden our product set to address the needs of our client base. We offered nine products when we launched Alkami Business Banking in 2015, and as of December 31, 2023, 33 products were available through the Alkami Digital Banking Platform, and our clients had purchased an average of 13 products from us. We expect cross-sell to continue to contribute meaningfully to our growth.

◦Customer penetration: While we recently achieved more than 17.5 million live registered digital banking users (“registered users”), we estimate this only represents 75% of our clients’ total customers as of December 31, 2023. We believe we have a substantial opportunity to grow our registered user base within our existing clients, as we continue to enhance our value proposition and more consumers adopt digital banking solutions.

•Win new clients: We believe the market remains underserved by legacy solutions, which will allow us to continue to gain market share. We are increasingly winning FIs with more sophisticated needs as we grow our market presence and product capabilities. As compared to the 2022 new client cohort, our 2023 new client cohort, on average, utilizes more products, resulting in a higher annual recurring revenue per new client and higher revenue per user per new client.

•Broaden and enhance product suite: We intend to invest to continue to enhance our product suite. In 2023 and 2022, we spent 32.0% and 33.9%, respectively, of revenues on research and development, underlining our commitment to ongoing innovation. This includes maintaining awareness of the evolving needs of our clients and designing products accordingly, both on a proprietary basis and in collaboration with our platform partner network.

•Select acquisitions: We intend to selectively pursue acquisitions and other strategic transactions that accelerate our strategic objectives. Our acquisition of ACH Alert, which was completed in October 2020, brought an additional fraud prevention tool to our product suite while also providing access to an additional 95 clients that were either live or under contract with ACH Alert at the time of the acquisition. In September 2021, we acquired MK Decisioning Systems, LLC (“MK”), an early-stage technology platform for digital deposit account opening, credit card and loan origination solutions, which added deeper digital account opening and loan origination capabilities to our platform while also providing access to an additional 25 live clients at the time of the acquisition. On April 25, 2022, we completed our merger with Segmint, Inc. (“Segmint”). Segmint operates a marketing analytics and messaging delivery platform with patented software that enables FIs and merchants to understand and leverage data, interact with customers, and measure results. Powered by data scientists and artificial intelligence, Segmint’s innovative product line offers a variety of ways to optimally use customer data to deepen relationships and grow the customer’s business.

Our Solution

The Alkami Digital Banking Platform provides FIs with a complete digital banking solution designed to facilitate and meet the needs of both retail and business users. We deliver our platform through a purpose-built, true cloud SaaS solution, enabling our clients to avoid costly and disruptive system-wide maintenance windows as well as testing projects during upgrades, which is typical of single-tenant platform solutions that are currently prevalent in large parts of the industry.

Our clients choose the Alkami Digital Banking Platform to:

•Onboard new registered users efficiently.

•Engage registered users with self-service functions, proactive alerting and financial insights.

•Grow revenues and registered users through new product and service offerings.

•Guard registered user data and interactions to mitigate fraud.

We deliver this value proposition through the following 10 product categories, encompassing 33 products and more than 300 integrations as of December 31, 2023:

•Digital Account Opening: Allows our clients’ customers to open new deposit accounts, including checking, savings, CD and Money Market accounts. This offering enhances many of our clients’ digital platforms and gives them the opportunity to digitize and replace many of the processes which formerly required a physical branch visit.

•Marketing: Enables clients to deliver tailored, relevant and timely content via targeted marketing campaigns and educational outreaches to their customers. Our acquisition of Segmint added unique data models and customer segmentation tools (Key Lifestyle Indicators or “KLIs”) to our platform's capabilities, enabling our clients to creatively segment and refine their marketing campaigns.

•Data Insights: Enables clients to build internal analytical tools. Our acquisition of Segmint added unique data models and customer segmentation tools (primarily KLIs) to our platform's capabilities, enabling our clients to better understand, model, and predict their customers' preferences, lifestyle, and financial needs.

•Card Experience: Includes features that allow for cardholder alerts and control preferences, card account maintenance features for self-service, and digital card capabilities.

•Money Movement: Includes fully integrated money movement tools to increase deposits, facilitate payments and transfers, and drive consistent user engagement. The Alkami Digital Banking Platform seamlessly integrates third-party services into a consistent digital banking experience that is portable across multiple user interfaces.

•Customer Service: Includes a suite of products digitizing and streamlining communications around largely administrative functions. Products range from basic SMS and push notification capabilities to digital authentication and chat and conversational tools, both digitally as well as by human interaction.

•Commercial Banking: Through real-time insight into cash position and our data capabilities, we equip clients to compete for businesses of all sizes—all while simplifying the back office with a single platform with an industry-leading user experience. Our commercial banking solution includes comprehensive payment and receivable solutions, sub-user permissions management, automated billing, payment fraud prevention, and actionable reporting all built into a secure and scalable platform.

•Financial Wellness: Aggregates and synthesizes information that client customers need in order to make informed financial decisions. This includes basic account aggregation, credit score monitoring, transaction data enrichment, home value tracking, savings goals, and access to third-party financial management products. Users are able to make healthier financial decisions, while our FIs gain valuable insights, enabling them to drive targeted marketing and product origination.

•Security & Fraud Protection: Includes risk-based multi-factor authentication and suspicious transaction monitoring as well as multi-channel payment fraud prevention and information reporting tools. Our acquisition of ACH Alert enhanced our platform’s capabilities in this product category.

•Extensibility: Enables clients to embrace and extend the Alkami Digital Banking Platform using our SDK and application program interfaces (“APIs”). This includes the ability to integrate with internal systems & the broader fintech ecosystem, modify & customize workflows, and elevate the look and feel of the Alkami Digital Banking Platform.

Our Technology and Architecture

Our platform is true cloud and entirely hosted and delivered on AWS. The benefits of this infrastructure include resiliency, reliability and increased security; we achieved an average of 99.9% uptime in the year ended December 31, 2023. True cloud infrastructure is also remarkably scalable, allowing us to pursue our growth objectives without technological limitation.

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

The vast majority of our technology is invisible to our clients’ customers; however, our premier user experience delivered in partnership with our clients is highly visible. This includes an ease of use and seamlessness that begins with on-boarding, and extends through general usage, such as balance inquiries, moving money, monitoring credit, managing cards and executing transactions such as deposits, loans and payments. Across our clients’ customer base, the average registered user logged onto the digital application three to four times per week, in 2023, providing our clients more opportunities to engage with their customers than a physical branch-based relationship, further highlighting the motivation for our clients to promote client customer digital adoption.

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

Our Clients

As of December 31, 2023, we served over 650 clients, of which 236 are FI clients of the Alkami Digital Banking Platform, including community, regional and super-regional credit unions and banks across both retail and business banking. Our original product suite was retail focused. As we enhanced our product suite to include greater depth of functionality for business banking in particular, we significantly expanded our addressable market as FIs increasingly seek a single digital banking platform for all their retail and business banking needs.

Our target client base includes the top 2,500 FIs by assets, with the exception of the megabanks. We focus on this subsection of the broader market because we view this base as offering the greatest potential lifetime value, considering the cost and resources to acquire and service the relationship. Unlike the long tail of very small institutions, this target client base is also far more likely to grow organically and through acquisition.

Our typical FI relationship begins with a subset of the Alkami Digital Banking Platform as part of a SaaS subscription contract, with an average contract life for those contracts of approximately 70 months as of December 31, 2023. Over the course of a client relationship, we seek to expand the number of products our clients embed within their digital experience as well as the digital penetration of the clients’ customer base.

No single client represented more than 5% of our total revenues in the year ended December 31, 2023.

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

We utilize a dedicated sales team in order to drive additional adoption of products within existing clients. In addition to identifying opportunities to extend our relationship with clients within the current product suite, this cross-sell team is also responsible for identifying and addressing pain points with our existing solution and sourcing new ideas for additional product capabilities, whether developed internally or through partnership. Cross-sell contributed 35% of total contract value (“TCV”) in 2023, highlighting our significant continued opportunity to grow within our existing client base.

Our client success team is responsible for nurturing relationships holistically throughout the duration of the contract, ensuring that we understand their needs in real time and that our clients are deriving maximum value from the Alkami Digital Banking Platform. Importantly, this team supports retention and deepens the relationship with the client, providing us with the best opportunity to renew clients upon contract expiration, often coupled with an extension of the relationship to additional products.

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

Human Capital Resources

As of December 31, 2023, we had 917 employees. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.

Since our inception, our culture has been distinguished by how we think, act and interact, and is foundational to fulfilling our mission and vision. Our culture is expressed by our Values: The Customer is our North Star, We Win Together, How You Show Up Matters, Seek the Answer and Finish Strong.

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
•cohort programs that seek to identify and attract diverse talent and offer opportunities for professional learning and potential future employment opportunities with Alkami;
•employee committees focused on embracing our culture, diversity and inclusion; and
•charitable causes to help create opportunities for employees to join together to make a difference in the workplace and local communities.

We have received third-party recognition for our employee engagement. In 2023, for instance, we were recognized as a "Best Place to Work in Financial Technology," a "Best and Brightest Companies to Work For in Dallas," as well as a "Best Company for Career Growth," a "Best

Engineering Team,” and a "Best Product and Design Team" from Comparably.

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

Privacy and Information Safeguard Laws

In the ordinary course of our business, we and our clients using our solutions access, collect, store, use transmit and otherwise process certain types of data, including personal information (“PI”), which subjects us and our clients to certain privacy and information security laws in the United States and internationally, including, for example, the CCPA, as amended by the CPRA, and other state privacy regulations, and other laws, rules and regulations designed to regulate consumer information and data privacy, security and protection, and mitigate identity theft. These laws impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of PI, and require that financial services providers have in place policies regarding information privacy and security. In addition, under certain of these laws, we must provide notice to consumers of our policies and practices for sharing PI with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their PI and disclosure of it to third parties. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected individuals in the event of a data or security breach or compromise, including when their PI has or may have been accessed by an unauthorized person. These laws, as well as new regulations promulgated by the SEC, may also require us to notify relevant law enforcement, regulators, or consumer reporting agencies and/or investors in the event of certain types of cyberattacks or a data breaches. Some laws may also impose physical and electronic security requirements regarding the safeguarding of PI. To assist our efforts to comply with the privacy and information security laws, we have confidentiality and information security standards and procedures in place for our business activities and our third-party vendors and service providers. Privacy and information security laws evolve regularly, and complying with these various laws, rules, regulations and standards, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs that are likely to increase over time, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges, change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered. See “Risk Factors—Risks Relating to Cybersecurity or Data Privacy—Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. and foreign laws, regulations and industry standards related to data privacy, security and protection could limit the use and adoption of the Alkami Digital Banking Platform and materially and adversely affect our business, financial condition and results of operations.”

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
•managing the increased complexity of our clients’ integration and functionality requirements;
•shifts in the number of account holders and registered users of our solutions, their use of our solutions and our clients’ implementation and client support needs;
•acquiring or investing in other companies or pursuing business partnerships;
•natural or man-made disasters;
•cybersecurity breaches or other compromises of our security measures or those of third parties upon which we rely;
• privacy and data security concerns, laws, regulations and standards and our processing and use of the PI of end users;
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
•using open-source software in our solutions or risks resulting in the disclosure our proprietary source code to our clients;
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
•anti-takeover and exclusive forum provisions in our governing documents.

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

Additionally, if we do not effectively manage the growth and required maturation of our business and operations, the quality of our solutions could suffer, which would negatively affect our brand, operating results and overall business. We may not be able to sustain the diversity and pace of improvements to our offerings successfully or implement systems, processes and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenues and expenses accurately.

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

Our sales process involves educating prospective clients and existing clients about the use, technical capabilities and benefits of our solutions and typically lasts from three to 12 months or longer. Prospective clients often undertake a prolonged evaluation process, which typically involves not only our solutions, but also those of our competitors. We spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. Events affecting our clients’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and results of operations. As a result of these factors, we may face greater costs, longer sales cycles and less predictability in the future.

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

The Alkami Digital Banking Platform integrates with other third-party systems used by our clients, including core processing and payment systems. We do not have formal arrangements with many of these third-party providers regarding our access to their application program interfaces to enable these client integrations. If we are unable to effectively integrate with third-party systems, our clients’ operations may be disrupted, which could result in disputes with clients, negatively impact client satisfaction and materially and adversely affect our business, financial condition and results of operations. Additionally, if we are unable to address our clients’ needs or preferences in a timely fashion or further develop and enhance our solutions, or if a client is not satisfied with the quality of work performed by us or with the technical support services rendered, we could incur additional costs to address the situation, and clients’ dissatisfaction with our solutions could damage our ability to maintain or expand our client base. If the software of such third-party providers has performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our solutions, which could significantly harm our reputation. Moreover, any negative publicity related to our solutions, regardless of its accuracy or whether the ultimate cause of any poor performance actually results from our products or from the systems of our clients, may further damage our business by affecting our reputation and may materially and adversely affect our business, financial condition and results of operations.

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

Defects, errors or other performance problems in the Alkami Digital Banking Platform could harm our reputation, result in significant costs to us, impair our ability to sell our solutions and subject us to substantial liability.

The Alkami Digital Banking Platform is complex and may contain defects or errors when implemented or when new functionality is released, or when we modify, enhance, upgrade and implement new systems, procedures and controls to reflect changes in our business, technological advancements and changing industry trends. From time to time, we have discovered, and may in the future discover, defects or errors in our solutions. Any performance problems or defects in our solutions could materially and adversely affect our business, financial condition and results of operations. Defects, errors or other similar performance problems or disruptions, whether in connection with day-to-day operations or otherwise, could be costly for us, damage our clients’ businesses, harm our reputation and result in reduced sales or a loss of, or delay in, the market acceptance of our solutions. In addition, if we have any such errors, defects or other performance problems, our clients could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation or adverse publicity, which could materially and adversely affect our business, financial condition and results of operations. Additionally, our software utilizes open-source software and any defects or security vulnerabilities in such open-source software could materially and adversely affect our business, financial condition and results of operations.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, in particular Alex Shootman, our Chief Executive Officer, Stephen Bohanon, our co-founder and Chief Strategy Officer, W. Bryan Hill, our Chief Financial Officer, and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing development professionals because of the complexity of our solutions, including complexity arising as a result of the regulatory requirements that are applicable to our clients and, to a lesser extent, us, and the pace of technology changes impacting our clients. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause; however, our employment agreements with our named executive officers provide for the payment of severance under certain circumstances. We have also entered into employment agreements with our other executive officers which provide for the payment of severance under similar circumstances as in our named executive officers’ employment agreements. The loss of one or more of our key employees could harm our business.

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

From time to time, we encounter implementation challenges as a result of our clients’ integration and functionality requirements, and when this occurs, we must delay revenue recognition, and in certain circumstances we may never recognize the revenue, which could materially and adversely affect our business, financial condition and results of operations.

From time to time we face unexpected challenges related to the complexity of our clients’ integration and functionality requirements. Our expenses increase when clients have unexpected data, hardware or software technology challenges, or complex or unanticipated functionality requirements. In addition, our clients typically require complex acceptance testing related to the implementation of our solutions. Implementation delays may also require us to delay revenue recognition under the related client agreement longer than expected. Further, because we do not fully control our clients’ implementation schedules, if our clients do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties as a result of expansions of project scope or otherwise, our revenue recognition may be delayed and in certain circumstances, we may never recognize the revenue. Losses of registered users or any difficulties or delays in implementation processes could cause clients to delay or forego the implementation or future purchases of our solutions, which could materially and adversely affect our business, financial condition and results of operations.

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

We have in the past executed and we may in the future consider executing, strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions and other assets. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, we have limited experience in acquiring other businesses and the market reaction to our acquisitions may be unfavorable, which may impact our stock price. If an acquired business fails to meet our expectations, our business, financial condition and results of operations could be materially and adversely affected. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring an additional business, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

We rely heavily on hardware, software, technology infrastructure, digital networks and a range of other information technology systems for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely for on IT Systems and related services that are operated, managed, integrated or otherwise provided by a host of third partners service providers, vendors, and business partners. In addition certain elements of our solutions process and store PI, including banking and payment data and other PI regarding our clients’ customers, such as social security numbers, and we may also have access to PI during various stages of the implementation process or during the course of providing client support. We, like other organizations, particularly in the financial technology sector, routinely are subject to and vulnerable to cybersecurity threats, privacy breaches, insider threats, data breaches or other incidents that threaten the confidentiality, integrity and availability of critical IT Systems and may either result in threatened or actual exposure resulting in unauthorized access, disclosure and misuse of PI or other information regarding clients, client customers, vendors, employees, third-party providers, or our company and business, and our technologies, IT Systems and networks have been subject to attempted cybersecurity attacks. Information security risks for banking and technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Because of our position in the financial services industry, we expect to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers.

Although we maintain policies, procedures and technological safeguards and administrative controls designed to protect our information technology system and applications, violations of such policies, procedures and safeguards have occurred in the past and, despite the security measures we have in place, there can be no assurance that our cybersecurity risk management program and processes (or those of our third-party providers or partners) will prevent damage to, or interruption or breach of, our IT Systems and operations. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure IT Systems or the data and PI we maintain in our databases, and we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of data or PI, other security events that impact the confidentiality, integrity or availability of data, PI or our IT Systems, or the related costs we may incur to mitigate the consequences from such events. Additionally, we cannot guarantee that our insurance coverage would be sufficient to cover all losses or that relevant insurance will be available in the future on economic terms or at all.

Further, the Alkami Digital Banking Platform involves flexible and complex software solutions, which by their very nature are subject to misconfigurations, implementation errors, “bugs,” defects or other security vulnerabilities that can lead to security breaches or incidents. We have experienced unlawful attempts to disrupt or gain access to our IT Systems, and we are vulnerable to future attacks that may result in unauthorized access to or disclosure of client customer PI or other data and disruption of our or our clients’ operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems, react in a timely manner or implement adequate preventative measures. Additionally, we and client customers integrate our solutions with certain third-party systems used by our clients which may have access to PI and other data about our clients. Our ability to monitor such third parties’ security measures is limited, and a vulnerability in a third-party system with which we integrate could result in a disruption to our IT Systems or unauthorized access to or disclosure, modification, misuse, loss or destruction of our clients’ and client customers’ PI and other data, including our business information. Any of the foregoing could result in a material adverse effect on our business, reputation, financial condition and results of operations.

In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to deliver our solutions to our clients and their customers, we rely heavily on the data security technology practices and policies adopted by these third-party providers. Such third-party providers have access to PI and other data about our clients and employees, and some of these providers in turn subcontract with other third-party providers. Our ability to monitor our third-party providers’ data security is limited. A vulnerability in our third-party providers’ software or systems, a failure of our third-party providers’ safeguards, policies or procedures, or a breach of a third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our IT Systems or the data housed in our third-party solutions. Due to the size and complexity of our technology platform and services, the amount of PI and other data that we store and the number of clients, employees and third-party providers with access to PI and other data, we are potentially vulnerable to a variety of cybersecurity attacks and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations.

Cybersecurity attacks and other malicious internet-based activity continue to increase, evolve in nature and become more sophisticated, and providers of digital products and services have been and are expected to continue to be targeted. Furthermore, the use of generative artificial intelligence has made it easier for threat actors to develop and evolve attacks. Threats to our IT Systems and those of our third-party providers or clients may result from human error, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, ransomware, social engineering attacks, employee theft, unauthorized access or misuse and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, including by the use of generative artificial intelligence, discovery of existing or new vulnerabilities and attempts to exploit those vulnerabilities or other developments, may compromise or breach our IT Systems or solutions. In the event our or our third-party providers’ protection efforts are unsuccessful and our IT Systems or solutions are compromised, we could suffer substantial harm.

Any cybersecurity attacks, security breaches, phishing attacks, ransomware attacks, computer malware, computer viruses, computer hacking attacks, unauthorized access, coding or configuration errors or similar incidents experienced by us or our third-party providers could result in operational disruptions and the loss, compromise or corruption of client or client customer data (including PI) or data we rely on to provide our solutions, including our analytics initiatives and offerings, and impair our ability to provide our solutions and meet our clients’ requirements, resulting in decreased revenues and otherwise adversely affecting our business, financial condition and results of operations. Any such incidents may also result in regulatory investigations and orders, litigation (including class actions), disputes, investigations, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. Also, our reputation could suffer irreparable harm, causing our current and prospective clients to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and materially and adversely affect our business, financial condition and results of operations.

Federal, state and international regulations, including new regulations promulgated by the SEC, may require us or our clients to notify governmental entities, individuals and/or investors of data security incidents involving certain types of PI or IT Systems or that materially impact our business. Security compromises experienced by others in our industry, our clients, our third-party providers or us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode client confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to elect not to renew or expand their use of our solutions or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, which could materially and adversely affect our business, financial condition and results of operations.

If we are not able to detect and identify activity on our platform that might be nefarious in nature or design processes or systems to reduce the impact of similar activity at a third-party provider, our clients and/or client customers could suffer harm, including because many of our products and services are integrated with or connected to our clients’ systems and processes. In such cases, we could face exposure to legal claims, particularly if the client and/or client customer suffered actual harm. We cannot ensure that any limitations of liability provisions in our client and user agreements, contracts with third-party providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition and results of operations.

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

Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. and foreign laws, regulations and industry standards related to data privacy, security and protection could limit the use and adoption of the Alkami Digital Banking Platform and materially and adversely affect our business, financial condition and results of operations.

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

In addition, every state in which we operate (and the District of Columbia) has laws that protect the privacy and security of sensitive and personal information. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights, including the right to access and delete certain personal information, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, the California Privacy Rights Act (“CPRA”), passed in November 2020, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. The effects of existing state legislation, including the CCPA and the CPRA, are significant and has required and may require us in the future to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. In addition, new privacy and security legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies

Internationally, many jurisdictions have established their own data privacy and security legal framework with which we or our clients may need to comply as client customers travel outside of the United States, including, but not limited to, the European Union (“EU”). The EU’s data protection landscape is currently evolving, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the General Data Protection Regulation (“GDPR”), which contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenues of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by clients and data subjects.

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

Potential clients may also prefer to continue their relationship with their existing partner rather than change to a new partner regardless of product performance or features. As a result, even if the features of the Alkami Digital Banking Platform are superior, clients may not purchase our solution. In addition, innovative start-up companies, and larger companies that are making significant investments in research and development, may develop similar or superior products and technologies that compete with our solutions. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their market position. As a result, our current or potential competitors might be able to adapt more quickly to new technologies and client customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, or develop and expand their product and service offerings more quickly than we can. Further, conditions in our industry could change rapidly and significantly as a result of technological advancements. These competitive pressures in our market or our failure to compete effectively may result in price reductions, reduced revenues and gross margins and loss of market share. If our clients do not renew their subscriptions for our solutions on similar or more favorable terms to us, our revenues may decline and it could have a material and adverse effect on our business, financial condition and results of operations.

We derive all of our revenues from clients in the financial services industry, and any downturn, consolidation or decrease in technology spend in the financial services industry could materially and adversely affect our business, financial condition and results of operations.

We derive all of our revenues from FIs, whose industry has experienced significant pressure in recent years due to economic and political uncertainty, liquidity concerns, the rapid and sustained increase in interest rates, exposure to loan assets and lending policies and the value, if any, of underlying collateral and increased regulation. In the recent past, FIs have experienced consolidation, distress and failure, and very few new FIs are being created. It is possible these conditions may continue into the future, and even if conditions improve for FIs, there can be no guarantee that these conditions will not reoccur. If any of our clients fail or merge with, or are acquired by, other entities, such as FIs that have internally developed banking technology solutions or that are not our clients or use our solutions less, our business, financial condition and results of operations could be materially and adversely affected. Additionally, changes in management of our clients could result in delays or cancellations of the implementation of our solutions. It is also possible that consolidation among FIs could decrease the number of registered users by causing registered users to opt for fewer and deeper FI relationships, and larger FIs that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solutions.

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

Our clients and prospective clients, as FIs, are highly regulated and are generally required to comply with stringent regulations in connection with managing their vendors, in particular those that are performing business functions that our solutions address. As a provider of technology services to such FIs, we may in the future be subject to examination by various federal and state regulatory agencies, including those agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and we are also required to review and perform due diligence on certain of our third-party providers. Matters subject to review and examination by the FFIEC, federal and state regulatory agencies and external auditors include, but are not limited to, our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities and the design of our solutions, as well as our systems and technical infrastructure, our cybersecurity posture, our business recovery planning, our management and our financial condition. In addition, while we are not regulated by the National Credit Union Administration (“NCUA”), as a result of our registration as a CUSO, we are subject to disclosure, annual reporting and other requirements imposed by the NCUA. In addition, the Dodd-Frank Act granted the CFPB authority to promulgate rules and interpret certain federal consumer financial protection laws, some of which apply to the solutions we offer to our clients. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to an FI offering consumer financial products and services. While many of our operations are not directly subject to the same regulations applicable to FIs, we are legally and contractually obligated to our clients to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. Compliance with current or future digital accessibility, privacy, data protection and information security laws to which we or our FI clients are subject could result in higher compliance and technology costs and could restrict our ability to fully exploit our capabilities or provide certain products and services, which could materially and adversely affect our ability to operate profitably. Our failure to offer products and solutions that directly or indirectly comply with such laws, including as interpreted and applied by courts and regulators, could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions and damage to our reputation and our brand. In recent years, there has been increasing enforcement activity in the areas of digital accessibility, privacy, data protection and information security in various markets in which our customers operate.

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

Our trade secrets, trademarks, copyrights, patents and other intellectual property rights are important assets for us. As of December 31, 2023, we had four U.S. registered patents related to automated clearing house transaction notifications and the facilitation of transaction disputes and 24 issued patents, inclusive of U.S. registered patents and international patents, as well as five patent applications pending in the United States, related to our Segmint marketing technology business. We currently own the U.S. registered trademark for the word “Alkami” and certain variants thereof, as well as certain other U.S. registered trademarks relating to our products and services. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous internet domain names in the United States related to our business. We rely on, and expect to continue to rely on, various agreements with our employees, independent contractors, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, patent and trade secret laws in the United States and internationally to protect our brand and other intellectual property rights. Such agreements and laws may be insufficient, breached, or otherwise fail to prevent unauthorized use or disclosure of our confidential information, intellectual property or technology, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology.

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

From time to time, third parties may assert, and in the past have asserted, claims of infringement, misappropriation or other violation of intellectual property rights against us and FIs with whom we do business. Recently, for instance, a large financial services company has been successfully enforcing certain patents related to the use of remote deposit capture technology--a process that virtually every FI offers to its end users. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit and regardless of the outcome, could cause us to incur substantial costs defending against the claim, distract our management from our business, require us to redesign or cease use of such intellectual property, pay substantial amounts to satisfy judgments or settle claims or lawsuits, pay substantial royalty or licensing fees, or satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships. The outcome of any allegation is often uncertain. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Because we recognize revenues from our solutions over the terms of our client agreements, beginning from live use of the service, the impact of changes in the subscriptions for our solutions will not be immediately reflected in our operating results.

We generally recognize revenues from subscription fees paid by clients over their contractual term beginning from live use of the service. As a result, the substantial majority of the revenues we report in each quarter is related to agreements entered into during previous quarters. Consequently, a change in the level of new client agreements or implementations in any quarter may have a small impact on our revenues in that quarter but will affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, or changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as we generally recognize subscription revenues from new clients over the applicable subscription terms once they have begun live use of our services.

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

Since inception, we have incurred net losses as we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our solutions and client support resources and for research and development. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do increase our revenues, we may not be able to achieve, maintain or increase our profitability. We intend to continue to expend significant resources to support further growth and extend the functionality of our solutions, expand our sales and product development headcount and increase our marketing activities. We will also face increased costs associated with growth, the expansion of our client base, regulatory compliance and information security and the costs of being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our increased operating expenses. We expect to incur losses for the foreseeable future as we continue to invest in product development and marketing, and we cannot predict whether or when we will achieve or maintain profitability. If we are unable to achieve and maintain profitability, the value of our business and common stock may significantly decrease and our business, financial condition and results of operations may be materially and adversely affected.

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

We have incurred substantial NOLs during our history. Under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a corporation, as well as changes in ownership arising from new issuances of stock by the corporation. Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other pre-change tax attributes if we undergo a future ownership change. We have experienced ownership changes in the past and could experience one or more ownership changes in the future, some of which changes may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. In addition, a portion of our NOLs generated in prior periods, if not utilized, will begin to expire in 2034 and 2024 for federal and state purposes, respectively. The remainder of our federal NOL carryforwards, which do not expire and will carry forward indefinitely until utilized, are limited to offset 80% of our taxable income in such taxable year. The remainder of our indefinite state NOLs are subject to varying limitations determined by the respective states. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

On June 27, 2023, the Company entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended by the First Amendment, the “Amended Credit Agreement”), with Silicon Valley Bank (“SVB”), Comerica Bank, and Canadian Imperial Bank of Commerce. The First Amendment, among other things, extended the maturity date of the Amended Credit Agreement to April 29, 2026. Our payment obligations under the Amended Credit Agreement reduce cash available to fund working capital, capital expenditures, research and development and other corporate purposes, and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. In addition, indebtedness under the Amended Credit Agreement bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates continue to increase, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs.

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

Our directors, officers and other principal stockholders, in the aggregate, beneficially owned approximately 56% of the outstanding shares of Alkami as of December 31, 2023. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing a significant corporate transaction, including an acquisition, divestiture, or merger. This influence over our affairs could, under some circumstances, be adverse to the interests of the other stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is based on principles set forth in the Secure Controls Framework (SCF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the SCF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Key elements of our cybersecurity risk management program include:
•a security team principally responsible for managing our security controls and our response to cybersecurity incidents;

•a compliance team principally responsible for managing our risk assessments, which are designed to help identify material cybersecurity risks to our critical systems and information;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•cybersecurity awareness training for our employees, incident response personnel, and senior management;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process for partners and vendors.

Our cybersecurity risk management program is a key component of our overall process concerning assessment and management of enterprise risk. Risks relating to cybersecurity, data privacy and other information technology risks are overseen by the Information Systems Audit Committee of the Board (the “IS Audit Committee”), and the assessment and management of other enterprise-level risks are overseen by the Audit Committee of the Board.

We face certain continuing and ongoing material risks from cybersecurity threats, which the SEC defines as any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. See "Risk Factors—Risks Relating to Cybersecurity or Data Privacy—A breach or other compromise of our security measures or those of third parties we rely on could result in unauthorized access to personal information about our clients’ customers and other individuals and other data, or disruptions to our systems or operations, which could materially and adversely impact our reputation, business, financial condition and results of operations." Otherwise, however, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the IS Audit Committee oversight of cybersecurity, data privacy and other information technology risks. The IS Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The IS Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the IS Audit Committee, as necessary, regarding significant cybersecurity incidents.

The IS Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. Our board of directors also receives briefings from our Chief Information Security Officer (“CISO”) and Chief Compliance Officer (“CCO”) on our cybersecurity risk management program.  Directors receive presentations on cybersecurity topics from our CISO as part of the board of directors’ continuing education.

    Our management team, including our CISO and CCO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO’s experience includes over 25 years of helping to build global cybersecurity programs in companies ranging from Fortune 50 to early stage entities. Our CCO, who is responsible for our technology risk management program, has over 25 years of experience building and leading risk management and compliance programs in large institutions across multiple geographies.

Our management team, led by our CISO and CCO, stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties.

Our principal executive offices are located in Plano, Texas. On September 5, 2023, the Company entered into a Sixth Amendment to the Amended and Restated Office Lease, which, among other things, reduces the leased space in Plano, Texas from approximately 125,468 square feet to 83,939 square feet, effective December 31, 2023, and also extends the term for the remaining reduced leased space to August 31, 2033. We believe our current facilities will be adequate for our needs for the current term.

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

As of December 31, 2023, we had 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between April 14, 2021 (the date of our IPO) and December 31, 2023, with the cumulative total return of the S&P 1500 Application Software Index and the Russell 2000 Index. This graph assumes the investment of $100 at the closing stock price on April 14, 2021 in our common stock and the S&P 1500 Application Software Index and Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

SP1500 ASI
RUT
ALKT
$140
$120
$100
$80
$60
$40
$20
$0
4.14.21
6.30.21
9.30.21
12.31.21
3.31.22
6.30.22
9.30.22
12.30.22
3.31.23
6.30.23
9.29.23
12.29.23

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2023.

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

A discussion regarding our financial condition and results of operation for the fiscal year ended December 31, 2023, compared to the fiscal year ended December 31, 2022, is presented below. A discussion regarding our financial condition and results of operations for fiscal year ended December 31, 2022, compared to the fiscal year ended December 31, 2021, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023.

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

•Integrations: Scalability and extensibility driven by more than 300 real-time integrations to back-office systems and third-party fintech solutions as of December 31, 2023, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We derive our Alkami Digital Banking Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of December 31, 2023. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the years ended December 31, 2023, 2022, and 2021, our total revenues were $264.8 million, $204.3 million, and $152.2 million, respectively, representing a growth rate of 29.6% from 2022 to 2023 and 34.2% from 2021 to 2022. SaaS subscription revenues, as further described below, represented 95.3%, 95.2%, and 94.4% of total revenues for the years ended December 31, 2023, 2022, and 2021, respectively. We incurred net losses of $62.9 million, $58.6 million, and $46.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, largely due to significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

Banking and Regulatory Environment Developments. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all SVB’s deposits and loans as of March 27, 2023. Additionally, our overall liquidity and financing has not been impacted. During the periods presented, we did not experience any losses on our deposits of cash, cash equivalents or marketable securities.

Amendment to Office Lease. On September 5, 2023, the Company entered into a Sixth Amendment to the Amended and Restated Office Lease, which, among other things, reduces the leased space in Plano, Texas from approximately 125,468 square feet to 83,939 square feet, effective December 31, 2023, and also extends the term for the remaining reduced leased space to August 31, 2033.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of December 31, 2023, we served 236 FIs through the Alkami Digital Banking Platform and over 650 clients when including unique clients only subscribing to one or a combination of ACH Alert, MK or Segmint products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with 300 integrations as of December 31, 2023 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had 31 client renewals in the year ended December 31, 2023. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 32.0% of our revenues for the year ended December 31, 2023. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

Our client relationships are predominantly based on multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of approximately 70 months as of December 31, 2023. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. For each client, we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual client minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

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

The following disaggregates our revenues for the years ended December 31, 2023, 2022, and 2021 by major source:

	Year ended December 31,
	2023	2022	2021
(in thousands)
SaaS subscription services	$252,348	$194,387	$143,575
Implementation services	8,488	6,941	6,291
Other services	3,995	2,942	2,293
Total revenues	$264,831	$204,270	$152,159

See Note 5 of the Notes to the Consolidated Financial Statements for additional detail.

Cost of Revenues and Gross Margin

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses, stock-based compensation, travel, and related costs for employees supporting our SaaS subscription, implementation and other services. This includes the costs of our implementation, client support, and development personnel responsible for maintaining and releasing updates to our platform, as well as third-party cloud-based hosting services. Cost of revenues also includes the direct costs of bill-pay services and other third-party intellectual property included in our solutions, the amortization of acquired technology and depreciation.

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

We intend to continue to increase our investments in our implementation, client support teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the years ended December 31, 2023, 2022, and 2021 was 54.4%, 53.0%, and 55.1%, respectively.

The major components of cost of revenues represented the following percentages of revenues for the year ended December 31, 2023: third-party hosting services (7.5%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.4%), our implementation and client support teams (12.7%), our development team responsible for maintaining and releasing updates to our platform (3.3%), stock-based compensation (2.1%), amortization (2.5%), and depreciation (0.1%). The major components of cost of revenues represented the following percentages of revenues for the year ended December 31, 2022: third-party hosting services (7.8%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (16.3%), our implementation and client support teams (14.8%), our development team responsible for maintaining and releasing updates to our platform (3.6%), stock-based compensation (2.1%), amortization (2.2%), and depreciation (0.1%).

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs of our sales, marketing, and our client success employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. Sales and marketing expenses also include travel and related costs, outside consulting fees and marketing programs, including lead generation, costs of our annual client conference, advertising, trade shows and other event expenses. We expect sales and marketing expenses will continue to increase as we expand our direct sales teams to pursue our market opportunity.

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

Amortization of Acquired Intangibles. Amortization of acquired intangibles represents the amortization of intangible assets recorded in connection with our business acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the related assets.

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income from our cash balances, interest expense from borrowings under our revolving line of credit, amortization of deferred debt costs, unrealized gains or losses on marketable securities, realized gains on sales of marketable securities, and changes in fair value of warrants and tranche rights.

Provision (Benefit) for Income Taxes

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets. As a result of our valuation allowance, provision (benefit) for income taxes consists primarily of state income taxes and deferred taxes related to the tax amortization of acquired goodwill.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected consolidated statements of operations data for the years ended December 31, 2023, 2022, and 2021.

	Year ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2021
Revenues	$264,831	$204,270	$152,159
Cost of revenues(1)	120,720	95,946	68,352
Gross profit	144,111	108,324	83,807
Operating expenses(1):
Research and development	84,661	69,329	48,800
Sales and marketing	48,557	36,811	24,174
General and administrative	72,900	71,247	50,398
Acquisition-related expenses, net	263	(12,529)	2,983
Amortization of acquired intangibles	1,435	1,155	368
Total operating expenses	207,816	166,013	126,723
Loss from operations	(63,705)	(57,689)	(42,916)
Non-operating income (expense):
Interest income	8,095	2,696	487
Interest expense	(7,384)	(3,850)	(1,186)
Gain (loss) on financial instruments	534	(200)	(3,035)
Loss on extinguishment of debt	(409)	(18)	—
Loss before income taxes	(62,869)	(59,061)	(46,650)
Provision (benefit) for income taxes	44	(461)	172
Net loss	$(62,913)	$(58,600)	$(46,822)
(1) Includes stock-based compensation expenses as follows:

	Year ended December 31,
($ in thousands)	2023	2022	2021
Cost of revenues	$5,584	$4,389	$1,973
Research and development	15,995	11,398	2,915
Sales and marketing	7,220	4,042	1,028
General and administrative	22,432	24,763	8,619
Total stock-based compensation expenses	$51,231	$44,592	$14,535
The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Year ended December 31,
($ in thousands)	2023	2022	2021
Net loss	$(62,913)	$(58,600)	$(46,822)
Provision (benefit) for income taxes	44	(461)	172
(Gain) loss on financial instruments	(534)	200	3,035
Interest (income) expense, net	(711)	1,154	699
Depreciation and amortization	10,631	8,075	3,443
Stock-based compensation expense	51,231	44,592	14,535
Acquisition-related expenses, net(1)	263	(12,529)	2,983
Loss on extinguishment of debt	409	18	—
Adjusted EBITDA (2)	$(1,580)	$(17,551)	$(21,955)

(1) Acquisition-related expenses, net, for the year ended December 31, 2023 includes expenses associated with the acquisition of Segmint, primarily related to legal, consulting, and professional fees. Acquisition-related expenses, net, for the year ended December 31, 2022 include the accrual of deferred compensation due to the former owner of the acquired business, ACH Alert, in addition to acquisition related-expenses associated with the acquisition of MK and Segmint, primarily related to legal, consulting, and professional fees. These expenses are offset by the $15.5 million gain from contingent consideration related to the purchase of MK.

(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision (benefit) for income taxes; (gain) loss on financial instruments; interest (income) expense, net; depreciation and amortization; stock-based compensation expense; acquisition-related expenses, net; and loss on extinguishment of debt. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $(1.6) million, $(17.6) million, and $(22.0) million for the years ended December 31, 2023, 2022, and 2021, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $291.0 million, $226.1 million, and $169.0 million as of December 31, 2023, 2022, and 2021, respectively, representing an increase of $64.9 million, or 28.7%, from 2022 to 2023 and an increase of $57.1 million, or 33.8%, from 2021 to 2022.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 17.5 million, 14.5 million, and 12.4 million registered users as of December 31, 2023, 2022, and 2021, respectively, representing an increase of 3.0 million registered users, or 20.4%, from 2022 to 2023 and an increase of 2.2 million registered users, or 17.7%, from 2021 to 2022.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $16.63, $15.55, and $13.68 as of December 31, 2023, 2022, and 2021, respectively, representing an increase of $1.08, or 6.9%, from 2022 to 2023 and an increase of $1.87, or 13.7%, from 2021 to 2022.

Comparison of the years ended December 31, 2023 and 2022

Revenues

	Year ended December 31,		Change
($ in thousands)	2023	2022	$	%
Revenues	$264,831	$204,270	$60,561	29.6%

	December 31,
	2023	2022
Annual Recurring Revenue (ARR)	$291,049	$226,096
Registered Users	17,502	14,536
Revenue per Registered User (RPU)	$16.63	$15.55

Revenues increased $60.6 million, or 29.6%, for 2023 compared to 2022. The increase in revenues was primarily due to registered user growth of 3.0 million, comprised of 1.5 million in registered user growth from existing clients and 1.5 million in registered users from new clients implemented through our digital banking platform (contractual minimums). In addition, increased revenues were due to RPU growth of 6.9%. RPU growth was primarily driven by cross-sell activity to existing clients, higher average RPU of new clients implemented in 2023 on our digital banking platform compared to aggregate RPU and the subscription revenue contribution from the Segmint acquisition of $6.2 million. The average RPU of users from new clients implemented on our digital platform in the last year of $17.94 as of December 31, 2023, is 8.0% higher than the aggregate RPU as of December 31, 2023.

Cost of Revenues and Gross Margin

	Year ended December 31,		Change
($ in thousands)	2023	2022	$	%
Cost of revenues	$120,720	$95,946	$24,774	25.8%
Percentage of revenues	45.6%	47.0%	(1.4)%	(3.0)%

Cost of Revenues

Cost of revenues increased $24.8 million, or 25.8%, for 2023 compared to 2022, generating a gross margin of 54.4% for 2023 compared to a gross margin of 53.0% for 2022. The increase in cost of revenues was primarily driven by a $5.7 million increase in personnel-related costs (which includes stock-based compensation of $1.1 million) resulting from headcount increases supporting our growth in the following teams: client implementation, site reliability engineering and client support, as well as $13.0 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, $3.9 million in incremental hosting costs incurred from an increase in revenues derived from existing and new client growth, $1.4 million of higher amortization of intangibles, primarily related to the acquisition of Segmint in April 2022, $0.1 million in higher computer hardware and software costs, and higher miscellaneous other costs of $0.7 million.

Operating Expenses

	Year ended December 31,		Change
($ in thousands)	2023	2022	$	%
Research and development	$84,661	$69,329	$15,332	22.1%
Sales and marketing	48,557	36,811	11,746	31.9%
General and administrative	72,900	71,247	1,653	2.3%
Acquisition-related expenses, net	263	(12,529)	12,792	(102.1)%
Amortization of acquired intangibles	1,435	1,155	280	24.2%
Total operating expenses	$207,816	$166,013	$41,803	25.2%
Percentage of revenues	78.5%	81.3%

Research and Development

Research and development expenses increased $15.3 million, or 22.1%, for 2023 compared to 2022, primarily due to a $15.7 million increase in personnel-related costs (which includes stock-based compensation of $4.6 million) resulting from headcount growth, $1.7 million in higher hosting costs, and higher miscellaneous other costs of $0.2 million. These expenses were partially offset by an increase of $1.8 million in capitalized development costs and a decrease of $0.5 million in consulting costs.

Sales and Marketing

Sales and marketing expenses increased $11.7 million, or 31.9%, for 2023 compared to 2022. The increase was primarily due to a $9.7 million increase in personnel-related costs (which includes stock-based compensation of $3.2 million) resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.9 million in higher costs related to industry conferences and trade shows, including enhanced client experiences at our in-person client conference, Co:lab, $0.6 million higher travel costs for the sales team, and higher miscellaneous other costs of $0.5 million.

General and Administrative

General and administrative expenses increased $1.7 million, or 2.3%, for 2023 compared to 2022, the increase was primarily due to a $1.9 million increase in personnel-costs (which includes lower stock-based compensation of $2.3 million) resulting from headcount growth, and higher software costs of $1.1 million. These expenses are partially offset by $0.6 million lower insurance costs, a gain on lease modification of $0.4 million, and $0.3 million lower miscellaneous other costs.

Acquisition-Related Expenses, Net

Acquisition-related expenses, net increased $12.8 million for the year ended December 31, 2023 compared to 2022, primarily due to the $15.5 million gain from revaluation of contingent consideration related to the purchase of MK included for the year ended December 31, 2022, partially offset by $3.0 million accrual of deferred compensation due to the former owner of the acquired business, ACH Alert, in addition to acquisition related-expenses associated with the acquisition of MK and Segmint, primarily related to legal, consulting, and professional fees for the year ended December 31, 2022.

Amortization of Acquired Intangibles

Amortization of acquired intangibles increased $0.3 million for the year ended December 31, 2023 compared to 2022, primarily due to additional amortization of intangible assets related to the acquisitions of Segmint in April 2022.

Non-Operating Income (Expense)

Non-operating income increased $2.2 million for 2023 compared to 2022, primarily due to higher net interest income of $1.9 million and an increase in gain on financial instruments of $0.7 million, partially offset by a $0.4 million increase in loss on extinguishment of debt.

Provision (Benefit) for Income Taxes

The Company recorded a provision for income taxes of less than $0.1 million and a benefit for income taxes of $0.5 million, resulting in an effective tax rate of (0.1)% and 0.8% for 2023 and 2022, respectively.

As a result of our valuation allowance, provision (benefit) for income taxes consists primarily of current state income taxes and deferred taxes related to the tax amortization of acquired goodwill. This was offset by a $1.8 million of deferred tax expense related to the net operating loss carryforwards subject to Section 382 limitation., recorded in the year ended December 31, 2023.

The difference in the effective tax rate for the year ended December 31, 2023 as compared to 2022 is primarily the result of deferred tax expense related to the net operating loss carryforwards subject to Section 382 limitation and the impact of tax expense (benefits) related to stock-based compensation recorded in each of the respective periods.

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2023, we had $92.1 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $435.4 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations, and scaling our administrative functions to support our rapid growth.

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

On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all SVB's deposits and loans as of March 27, 2023. This resulted in no impact to the consolidated financial statements or changes to the terms of the Amended Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(17,502)	$(38,045)
Net cash provided by (used in) investing activities	$33,911	$(223,751)
Net cash (used in) provided by financing activities	$(87,819)	$61,179

Net Cash Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $17.5 million, which consisted of a net loss of $62.9 million, adjusted by non-cash charges of $58.2 million and net cash outflows from the change in net operating assets and liabilities of $12.8 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $10.6 million, stock-based compensation expense of $51.2 million, partially offset by accrued interest on marketable securities of $3.2 million, and other net activity of $0.4 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to an $7.7 million increase in deferred implementation costs and a $9.3 million increase in accounts receivable, partially offset by a $3.6 million increase in deferred revenues, $0.4 million decrease in prepaid expenses and other assets, and a $0.1 million increase in accounts payable and accrued liabilities.

During the year ended December 31, 2022, net cash used in operating activities was $38.0 million, which consisted of a net loss of $58.6 million, adjusted by non-cash charges of $36.5 million and net cash outflows from the change in net operating assets and liabilities of $15.9 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $8.1 million and stock-based compensation expense of $44.6 million, partially offset by a $15.5 million gain from revaluation of contingent consideration and a $0.7 million benefit from deferred taxes. The net cash outflows from the change in our net operating assets and liabilities were primarily due to an $7.8 million increase in deferred implementation costs, $3.2 million increase in prepaid expenses and other assets, a $4.0 million increase in accounts receivable, and a $1.4 million decrease in accounts payable and accrued liabilities, partially offset by a $0.5 million increase in deferred revenues.

Net Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was $33.9 million, primarily consisting of $181.0 million in proceeds from sales, maturities and redemptions of marketable securities, partially offset by $140.8 million for the purchase of marketable securities, $5.2 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $1.1 million.

During the year ended December 31, 2022, net cash used in investing activities was $223.7 million, primarily consisting of $187.2 million for the purchase of marketable securities, $131.8 million related to our acquisition of Segmint, $3.4 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $1.1 million, partially offset by $99.8 million in proceeds from maturities and redemptions of marketable securities.

Net Cash (Used in) Provided by Financing Activities

For the year ended December 31, 2023, net cash used in financing activities was $87.8 million, which was primarily due to $85.0 million of principal payments on term debt, payments for taxes related to net settlement of equity awards of $16.0 million, payment of acquisition related holdback of $3.6 million and debt issuance costs paid of $0.3 million, partially offset by proceeds of $13.0 million from the exercise of stock options to purchase 2.2 million shares of our common stock and proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”) of $4.1 million.

For the year ended December 31, 2022, net cash provided by financing activities was $61.2 million, which was primarily due to proceeds of $85.0 million from issuance of long-term debt, proceeds of $2.4 million from the exercise of stock options to purchase 1.1 million shares of our common stock, and proceeds from issuances under the ESPP of $2.9 million, partially offset by $24.7 million of principal payments on debt, payments for taxes related to net settlement of equity awards of $2.7 million, payment of acquisition related holdback of $1.0 million and debt issuance costs paid of $0.8 million.

Amended Credit Agreement

On June 27, 2023, the Company entered into a First Amendment to the Amended Credit Agreement with SVB, Comerica Bank, and Canadian Imperial Bank of Commerce. The First Amendment provided for Citibank, N.A. to join as a new lender, increased the amount of the Revolving Facility (as defined below) commitment by $20.0 million and extended the maturity date of the Amended Credit Agreement to April 29, 2026, as well as other changes discussed below. The Amended Credit Agreement, inclusive of changes established by the First Amendment, includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $60.0 million in aggregate commitments for secured revolving loans (“Revolving Facility”), of which there were no outstanding borrowings as of December 31, 2023.
•Term Loan: A term loan of $85.0 million (the “Term Loan”) was borrowed on April 29, 2022, the proceeds of which were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022. On December 29, 2023, the Company paid the remaining outstanding principal balance of its term loan of $82.9 million. The Company recorded a loss on extinguishment of debt of $0.4 million related to the payoff of the term loan which was included in non-operating income (expense) within the consolidated statements of operations.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, of which there were no outstanding borrowings as of December 31, 2023.

Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan are due in quarterly installments equal to an initial amount of approximately $1.1 million, beginning on June 30, 2023 and continuing through March 31, 2024, and increasing to approximately $2.1 million beginning on June 30, 2024 through the Amended Credit Agreement maturity date. Once repaid or prepaid, the Term Loan may not be re-borrowed. Debt issuance costs paid for the execution of the Amended Credit Facility were $0.9 million, of which $0.1 million was included in prepaid expenses and other current assets and $0.2 million was included in other assets on the consolidated balance sheets. Debt issuance costs paid for the execution of the First Amendment were $0.3 million, of which $0.1 million was included in prepaid expenses and other current assets and $0.1 million was included in other assets on the consolidated balance sheets. Upon the payoff of the Term Loan on December 29, 2023, debt issuance costs of $0.4 million were written off and recorded as a loss on extinguishment of debt which was included in non-operating income (expense) within the consolidated statements of operations.

The First Amendment added additional covenants that begin each fiscal quarter ending on or after April 29, 2025 (the “Financial Covenant Trigger Date”). Before the Financial Covenant Trigger Date, borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the Secured Overnight Financing Rate (the “SOFR”) plus a margin of 3.00% to 3.50% per annum depending on the applicable recurring revenue leverage ratio. After the Financial Covenant Trigger Date, borrowings under the Amended Credit Agreement bear interest at a variable rate based upon the SOFR plus a margin of 1.50%, 2.00%, 2.50% or 3.00% per annum, depending on the applicable consolidated total leverage ratio. If the SOFR is ever less than 0%, then the SOFR shall be deemed to be 0%. The Amended Credit Agreement is subject to certain liquidity and operating covenants and includes customary representations and warranties, affirmative and negative covenants and events of default. The Company is required to pay a commitment fee of 0.25% per annum on the undrawn portion available under the Revolving Facility and variable fees on outstanding letters of credit. The Company has a standby letter of credit in the amount of $0.3 million, which serves as security under the lease relating to the Company’s office space that expires in 2033.

Obligations under the Amended Credit Agreement are guaranteed by the Company’s subsidiaries and secured by all or substantially all of the assets of the Company and its subsidiaries pursuant to an Amended and Restated Guarantee and Collateral Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants. Before the Financial Covenant Trigger Date, the following covenants are applicable: (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year; and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $20.0 million or more. After the Financial Covenant Trigger Date, the existing annual recurring revenue growth and liquidity financial covenants are no longer applicable, and the following covenants take effect: (i) a consolidated total leverage ratio requiring the ratio, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be less than 3.50:1.00; and (ii) a consolidated fixed charge ratio requiring the ratio, for any fiscal quarter ending as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be more than 1.25:1.00.

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

Total interest expense, including commitment fees and unused line fees, for the years ended December 31, 2023, 2022, and 2021, was $7.4 million, $3.9 million, and $1.2 million, respectively. In conjunction with closing the Amended Credit Agreement in 2022 and the First Amendment in 2023, we incurred issuance costs of $0.8 million and $0.3 million, respectively, which were deferred and were scheduled to be amortized over the remaining term of the agreement. Unamortized debt issuance costs totaled $0.3 million, $0.7 million, and $0.1 million as of December 31, 2023, 2022, and 2021, respectively. Amortization expense totaled $0.4 million for the year ended December 31, 2023 and $0.3 million for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.
On December 29, 2023, the Company paid the remaining outstanding principal balance of its term loan of $82.9 million. Refer to Note 8 of the Notes to the Consolidated Financial Statements for further details.

Additionally, we have material future purchase commitments for services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next five years is $37.4 million. Of this amount, $23.8 million is due within the next 12 months. Refer to Note 13 of the Notes to the Consolidated Financial Statements for further details.

Finally, we have operating leases for real estate and equipment that include future minimum payments with initial terms of one year or more. Total future operating lease payments at December 31, 2023 are $28.3 million. Within the next 12 months, operating lease payments are expected to be $2.7 million. Refer to Note 14 of the Notes to the Consolidated Financial Statements for further details.

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

Item 8. Financial Statements and Supplementary Data.
Alkami Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alkami Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alkami Technology, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Dallas, Texas
February 29, 2024

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$40,927	$108,720
Marketable securities	51,196	87,635
Accounts receivable, net	35,499	26,246
Deferred implementation costs, current	10,329	7,855
Prepaid expenses and other current assets	10,634	11,709
Total current assets	148,585	242,165
Property and equipment, net	16,946	13,561
Right-of-use assets	15,754	14,670
Deferred implementation costs, net of current portion	30,734	24,783
Intangibles, net	35,807	42,593
Goodwill	148,050	148,017
Other assets	3,949	3,096
Total assets	$399,825	$488,885
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$—	$3,188
Accounts payable(1)	7,478	4,291
Accrued liabilities	19,763	21,643
Deferred revenues, current portion	10,984	8,835
Lease liabilities, current portion	1,205	3,657
Total current liabilities	39,430	41,614
Long-term debt, net	—	81,392
Deferred revenues, net of current portion	15,384	13,904
Deferred income taxes	1,713	1,712
Lease liabilities, net of current portion	18,052	15,817
Other non-current liabilities	305	400
Total liabilities	74,884	154,839
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized and 96,722,098 and 92,112,749 shares issued and outstanding as of December 31, 2023 and 2022, respectively	97	92
Additional paid-in capital	760,210	706,407
Accumulated deficit	(435,366)	(372,453)
Total stockholders’ equity	324,941	334,046
Total liabilities and stockholders' equity	$399,825	$488,885
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.
(1)Includes related party accounts payable of $0.3 million and $0.3 million as of December 31, 2023 and December 31, 2022, respectively. See Note 17.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Revenues	$264,831	$204,270	$152,159
Cost of revenues(1)(2)	120,720	95,946	68,352
Gross profit	144,111	108,324	83,807
Operating expenses:
Research and development	84,661	69,329	48,800
Sales and marketing	48,557	36,811	24,174
General and administrative	72,900	71,247	50,398
Acquisition-related expenses, net	263	(12,529)	2,983
Amortization of acquired intangibles	1,435	1,155	368
Total operating expenses	207,816	166,013	126,723
Loss from operations	(63,705)	(57,689)	(42,916)
Non-operating income (expense):
Interest income	8,095	2,696	487
Interest expense	(7,384)	(3,850)	(1,186)
Gain (loss) on financial instruments	534	(200)	(3,035)
Loss on extinguishment of debt	(409)	(18)	—
Loss before income taxes	(62,869)	(59,061)	(46,650)
Provision (benefit) for income taxes	44	(461)	172
Net loss	$(62,913)	$(58,600)	$(46,822)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	—	(277)
Net loss attributable to common stockholders	$(62,913)	$(58,600)	$(47,099)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.67)	$(0.64)	$(0.73)
Weighted average number of shares of common stock outstanding:
Basic and diluted	94,080,797	90,956,521	64,510,456

The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

(1) Includes amortization of acquired technology of $5.4 million, $3.9 million, and $0.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

(2) Includes fees paid to a related party of $6.2 million, $4.4 million, and $4.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. See Note 17.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance January 1, 2021	72,225,916	$443,263	4,909,529	$5	$—	$(263,528)	$(263,523)
Stock-based compensation	—	—	—	—	14,535	—	14,535
Exercised stock options	—	—	5,801,124	6	9,106	—	9,112
Issuance of common stock upon restricted stock unit vesting	—	—	3,368	—	—	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)			122,314	—	3,005	—	3,005
Exercised warrants	—	—	211,323	—	645	—	645
Payment of Series B Dividend upon initial public offering	—	(4,969)	—	—	—	—	—
Cumulative dividends and adjustments to redeemable convertible preferred stock	—	277	—	—	(277)	—	(277)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offerings costs	—	—	6,900,000	7	192,803	—	192,810
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(72,225,916)	(438,571)	72,225,916	72	438,498	—	438,570
Conversion of redeemable convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	5,727	—	5,727
Cost in connection with initial public offering	—	—	—	—	(5,674)	—	(5,674)
Repurchase of common stock	—	—	(218,917)	—	6	(3,503)	(3,497)
Net loss	—	—	—	—	—	(46,822)	(46,822)
Balance December 31, 2021	—	—	89,954,657	90	658,374	(313,853)	344,611
Stock-based compensation	—	—	—	—	45,395	—	45,395
Issuance of common stock upon restricted stock unit vesting	—	—	698,841	1	(1)	—	—
Common stock issued under ESPP	—	—	323,905	—	2,906	—	2,906
Exercised stock options	—	—	1,135,346	1	2,398	—	2,399
Payments for taxes related to net settlement of equity awards	—	—	—	—	(2,665)	—	(2,665)
Net loss	—	—	—	—	—	(58,600)	(58,600)
Balance December 31, 2022	—	—	92,112,749	92	706,407	(372,453)	334,046
Stock-based compensation	—	—	—	—	52,686	—	52,686
Issuance of common stock upon restricted stock unit vesting	—	—	1,943,846	2	(2)	—	—
Common stock issued under ESPP	—	—	421,690	—	4,124	—	4,124
Exercised stock options	—	—	2,243,813	3	12,980	—	12,983
Payments for taxes related to net settlement of equity awards	—	—	—	—	(15,985)	—	(15,985)
Net loss	—	—	—	—	—	(62,913)	(62,913)
Balance December 31, 2023	—	—	96,722,098	$97	$760,210	$(435,366)	$324,941
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(62,913)	$(58,600)	$(46,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,631	8,075	3,443
Accrued interest on marketable securities, net	(3,231)	(369)	—
Stock-based compensation expense	51,231	44,592	14,535
Amortization of debt issuance costs	138	134	50
Gain from revaluation of contingent consideration	—	(15,500)	—
(Gain) loss on financial instruments	(532)	200	3,035
Loss on extinguishment of debt	409	18	—
Gain on lease modification	(375)	—	—
Deferred taxes	(32)	(690)	85
Changes in operating assets and liabilities:
Accounts receivable	(9,253)	(4,013)	(6,281)
Prepaid expenses and other assets	425	(3,194)	352
Accounts payable and accrued liabilities	91	(1,374)	6,825
Deferred implementation costs	(7,720)	(7,846)	(4,659)
Deferred rent and tenant allowances	—	—	(568)
Deferred revenues	3,629	522	1,046
Net cash used in operating activities	(17,502)	(38,045)	(28,959)
Cash flows from investing activities:
Purchase of marketable securities	(140,816)	(187,217)	—
Proceeds from sales, maturities, and redemptions of marketable securities	181,019	99,750	—
Purchases of property and equipment	(1,058)	(1,057)	(1,120)
Capitalized software development costs(1)	(5,234)	(3,388)	(2,577)
Acquisition of business, net of cash acquired(2)	—	(131,839)	(18,326)
Net cash provided by (used in) investing activities	33,911	(223,751)	(22,023)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	85,000	—
Principal payments on debt	(85,000)	(24,688)	(313)
Payment of holdback funds from acquisition	(3,600)	(1,000)	—
Payments for taxes related to net settlement of equity awards	(15,985)	(2,665)	—
Proceeds from stock option exercises	12,983	2,399	9,112
Proceeds from exercise of warrants	—	—	645
Proceeds from ESPP issuance	4,124	2,906	3,005
Deferred IPO issuance costs paid	—	—	(4,520)
Debt issuance costs paid	(341)	(773)	—
Repurchase of common stock	—	—	(3,497)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	—	192,810
Payment of Series B dividend	—	—	(4,969)
Net cash (used in) provided by financing activities	(87,819)	61,179	192,273
Net (decrease) increase in cash and cash equivalents and restricted cash	(71,410)	(200,617)	141,291
Cash and cash equivalents and restricted cash, beginning of period	112,337	312,954	171,663
Cash and cash equivalents and restricted cash, end of period	$40,927	$112,337	$312,954

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,056	$3,612	$1,100
Cash paid for taxes	$332	$249	$32
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.
(1)See Note 4 for additional information regarding noncash investing activities for the years ended December 31, 2023 and 2022 related to capitalized software development costs.
(2) See Note 3 for additional information regarding noncash investing activities for the years ended December 31, 2022 and 2021, related to the acquisition of Segmint and MK.

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

Reclassification. The Company has reclassified certain amounts on its consolidated statements of operations in the prior periods to conform to current periods presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Certain cash equivalents held in marketable securities accounts may have related unrealized gains or losses that are recognized on the consolidated statements of operations.

See Note 11 for additional information regarding cash equivalent money market and marketable securities accounts.

Restricted Cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amounts included in restricted cash on the consolidated balance sheets at December 31, 2022 represents the additional cash proceeds in deposit with an escrow agent for satisfaction of holdback provisions related to the acquisitions of MK Decisioning Systems, LLC (“MK”) and Segmint Inc. (“Segmint”). See Note 3 for further information.

	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$40,927	$108,720
Restricted cash included in Prepaid Expenses and other current assets	—	3,617
Total cash and cash equivalents and restricted cash	$40,927	$112,337

Marketable Securities

The Company classifies its fixed income marketable securities as trading securities based on its intentions regarding these instruments. Accordingly, marketable securities are reported at fair value, with all realized gains and losses from sales of marketable securities and unrealized holding gains and losses reflected in the consolidated statements of operations.

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

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company’s accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company’s customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

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

Capitalized Software Development Costs

Software development costs relate primarily to software coding, systems interfaces, and testing of the Company’s proprietary systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Internal software development costs are capitalized from the time the internal use software is in the application development stage until the software is ready for use. Business analysis, system evaluation, and software maintenance costs are expensed as incurred. The capitalized software development costs are reported in property and equipment, net, in the consolidated balance sheets. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of the software, generally, five years from when the asset is placed in service.

Development Costs in a Cloud Computing Arrangement

The Company capitalizes qualified development costs incurred when modifying certain internal use systems held through hosting arrangements. This is done in accordance with the requirements for capitalizing costs incurred to develop internal-use software. In accordance with current accounting guidance, these capitalized development costs are recorded within prepaid expenses and other current assets and other assets and are amortized to software license expense over the remaining fixed, non-cancellable term of the associated hosting arrangement on a straight-line basis beginning on the in-service date.

Leases

The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2023, the Company had no finance leases.

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

After the lease commencement date, the Company evaluates lease modifications, if any, that could result in a change in the accounting for leases. For a lease modification, an evaluation is performed to determine if it should be treated as either a separate lease or a change in the accounting of an existing lease. If determined to be a change in the accounting for an existing lease, the Company will remeasure the ROU asset and lease liability as of the modification date. If a lease modification includes a partial termination, the difference between any reduction in the ROU asset and lease liability is recorded to the consolidated statements of operations within general and administrative expenses.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment would be recognized if the estimated undiscounted future cash flows were less than the carrying value of the related assets. Therefore, the carrying amount of such assets would be reduced to fair value. There were no impairment charges for the years ended December 31, 2023, 2022, and 2021.

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

As a part of its SaaS subscription services, the Company provides certain services within the SaaS platform using third-party applications. Contracts include monthly fees based on a minimum number of transactions and additional fees for transactions in excess of those minimums. Generally, minimum transaction fees are recognized on a straight-line basis over the contract term. Variable consideration earned for transactions in excess of contractual minimums is recognized as revenue in the month the actual transactions are processed. For those services that are processed by third-party applications, management evaluates whether the Company is acting as a principal or an agent based upon the transfer of control of the services to the customer. The Company first obtains control of the inputs to the specific application and directs their use to create the combined output. The Company’s control is evidenced by its involvement in the integration of the application on its platform before it is transferred to the client and is further supported by the Company being primarily responsible to the clients and having discretion in establishing pricing. After evaluating each of the applications used to provide SaaS services, the Company has determined that, generally, it is acting as the principal in these transactions. Accordingly, the Company records the revenue on a gross basis and the related expenses are recorded as a component of cost of revenues.

During the term of the contract, clients may purchase additional professional services to modify or enhance their licensed SaaS solutions. These services are distinct performance obligations recognized when control of the enhancement is transferred to the client.

Cost of Revenues

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses, stock-based compensation, travel, and related costs for employees supporting SaaS subscription, implementation and other services. This includes the costs of the implementation, client support, development personnel responsible for maintaining and releasing updates to the platform, as well as third-party cloud-based hosting services. Cost of revenues also includes the direct costs of bill-pay services and other third-party intellectual property included in the Company’s solutions, the amortization of acquired technology, the amortization of capitalized internal use software, and depreciation.

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

Volatility: Prior to the IPO, the Company did not have the necessary trading history for its common stock, the selected volatility used was representative of expected future volatility. The Company based expected future volatility on the historical and implied volatility of comparable publicly traded companies over a similar expected term.

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

Diluted loss per share is calculated by giving effect to all potentially dilutive common stock, which is comprised of stock options, RSUs, and ESPP obligations, when determining the weighted-average number of shares of common stock outstanding.

Redeemable Convertible Preferred Stock Warrants

The Company’s warrants issued in connection with financing and other arrangements were classified as liabilities. The warrants issued by the Company do not require net cash settlement, however, as the warrants were for the purchase of conditionally redeemable convertible preferred stock, which could have required the Company to transfer assets to the holder upon redemption, the Company recorded the warrants as liabilities on the accompanying consolidated balance sheets. The fair value of these warrants was recorded on the consolidated balance sheets at issuance and marked to market at each reporting period. The change in the fair value of the warrants was recorded in the consolidated statements of operations as a non-cash gain (loss) and was estimated based on the fair value of the redeemable convertible preferred stock to which the warrants related. In connection with the Company’s IPO in 2021, warrants converted from a liability instrument to an equity instrument resulting in a reduction of the warrant liability to $0. All warrants were subsequently exercised into the Company’s common stock as of December 31, 2021.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs of sales, marketing and client success employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. Sales and marketing expenses also include travel and related costs, outside consulting fees and marketing programs, including lead generation, costs of the Company’s annual client conference, advertising, trade shows, and other event expenses. Advertising costs are expensed when incurred and were not significant for the years ended December 31, 2023, 2022, and 2021.

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

Concentrations of Credit Risk

Significant concentrations of credit risk arise from the Company’s revenues and accounts receivable. Management believes that its contract acceptance, billing, and collection policies are adequate to minimize potential credit risk. As of December 31, 2023 and 2022, no client represented more than 10% of accounts receivable. For the years ended December 31, 2023, 2022, and 2021, no client represented more than 10% of revenues.

At times, cash held in financial institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) limits. Management periodically assesses the financial condition of the institutions to assess credit risk. To date, the Company has not experienced such losses and believes it is not exposed to significant credit risk. As of December 31, 2023 and 2022, cash exceeded FDIC limits by $39.0 million and $107.4 million, respectively.

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company invests its cash equivalents in highly rated money market funds. The Company’s marketable securities consist of debt securities issued by highly rated corporate entities, foreign governments, and the U.S. federal government. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company continues to monitor ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including developments related to Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all SVB's deposits and loans as of March 27, 2023. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership. Additionally, the Company’s overall liquidity and financing has not been impacted. During the periods presented, the Company did not experience any losses on its deposits of cash, cash equivalents or marketable securities.

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

Estimated useful lives for intangible assets primarily consist of the following:

Customer relationships - 15 years
Developed technology - 5 or 7 years
Trade name - 2 or 10 years

Amortization of acquired developed technologies is included in cost of revenues, and amortization of acquired customer relationships and trade names is included in amortization of acquired intangibles in the accompanying consolidated statements of operations.

Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. This includes, but is not limited to, significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. There were no impairments of intangible assets during the years ended December 31, 2023, 2022, and 2021.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs a quantitative goodwill assessment and determines the fair value of the reporting unit using a combination of an income approach, employing a discounted cash flow model, and a market approach. As the Company operates in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. Goodwill impairment, if any, is evaluated by comparing the reporting unit’s fair value to its carrying value. There was no goodwill impairment for the years ended December 31, 2023, 2022, and 2021.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 amended the existing segment reporting requirements by requiring disclosure of the significant segment expenses based on how management internally views segment information and by allowing the disclosure of more than one measure of segment profit or loss, as well as by expanding the interim period segment requirements. The ASU also requires single-reportable segment entities to report the disclosures required under ASC Topic 280, Segment Reporting. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact the updated standard will have on its financial statement disclosures.

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

The Company classified the amounts held in escrow as restricted cash on the consolidated balance sheets. The fair value of the contingent earn-out both upon acquisition and as of December 31, 2021 was $15.5 million, for which the balance was included in Other non-current liabilities on the consolidated balance sheets. This initial estimated fair value was included as contingent consideration in the total purchase price. The Company remeasures the fair value of the contingent consideration on an ongoing basis and records the adjustment to the consolidated statements of operations. As of December 31, 2023 and December 31, 2022, the fair value of the contingent earn-out was zero.

Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and stock price forecasts) and the probability of achieving the specific targets using a geometric binomial model. Based on the final purchase accounting, the Company estimated that approximately 62% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement. As of December 31, 2022, the Company determined that 0% of the maximum $25 million contingent consideration would be paid to the seller in accordance with the terms of the purchase agreement, as a result of changes in the expected timing of new customer sales and implementations. The Company’s determination has not changed as of December 31, 2023.

Transaction costs included in the consolidated statements of operations for the year ended December 31, 2021 were $0.5 million. For the year ended December 31, 2021, the Company had noncash investing activities of $17.5 million related to unpaid consideration and holdback for the acquisition of MK.

Segmint Inc.

On April 25, 2022, the Company consummated its previously announced merger with Segmint pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated March 25, 2022 with Segmint surviving as a wholly owned subsidiary of the Company. Segmint operates a marketing analytics and messaging delivery platform with patented software that enables FIs and merchants to understand and leverage data, interact with customers and measure results.

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

For the year ended December 31, 2022, the Company recognized $1.2 million related to the acquisition of Segmint. For the year ended December 31, 2022, the Company had noncash investing activities of $2.6 million related to funds held in escrow for the acquisition of Segmint.

Note 4. Property and Equipment, Net

Depreciation and amortization expense was $3.8 million, $3.0 million, and $2.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Property and equipment, net, includes the following amounts at December 31, 2023 and December 31, 2022:

(in thousands)	Useful Life	December 31, 2023	December 31, 2022
Software	2 to 5 years	$920	$1,031
Capitalized software development costs	5 years	12,263	6,222
Computers and equipment	3 years	6,359	5,606
Furniture and fixtures	5 years	3,988	3,986
Leasehold improvements	3 to 10 years	12,312	11,715
		$35,842	$28,560
Less: accumulated depreciation and amortization		(18,896)	(14,999)
Property and Equipment, net		$16,946	$13,561

For the years ended December 31, 2023 and 2022, the Company had non-cash investing activities of $0.8 million and $0.3 million, respectively, and none for the year ended December 31, 2021 for capitalized stock-based compensation related to capitalized software development costs. Additionally, the Company recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized software development costs of $0.1 million for the year ended December 31, 2023 and none for the years ended December 31, 2022 and 2021, respectively.

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

The following table disaggregates the Company's revenue by major source for the years ended December 31, 2023, 2022, and 2021:

	Year ended December 31,
(in thousands)	2023	2022	2021
SaaS subscription services	$252,348	$194,387	$143,575
Implementation services	8,488	6,941	6,291
Other services	3,995	2,942	2,293
Total revenues	$264,831	$204,270	$152,159

The Company recognized approximately $8.3 million of revenue during the year ended December 31, 2023 that was included in deferred revenue in the accompanying consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of December 31, 2023, minimum contracted subscription revenues to be recognized in future periods total approximately $1.1 billion. The Company expects to recognize approximately 46.2% of this amount as subscription services are transferred to customers over the next 24 months, an additional 34.6% in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Contract assets totaled $1.5 million and $0.5 million as of December 31, 2023 and 2022, respectively, which are included in other assets in the accompanying consolidated balance sheets.

Deferred Cost Recognition

The Company capitalized $8.7 million, $8.3 million, and $4.0 million in deferred commissions costs during the years ended December 31, 2023, 2022, and 2021, respectively, and recognized amortization of $3.8 million, $2.9 million, and $2.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. A portion of the increase in deferred commissions from 2021 to 2022 was driven by a change in the Company’s commission plan in 2022, which eliminated a requisite service period condition and resulted in an increase in the portion of commissions that were capitalized. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred implementation costs in the accompanying consolidated balance sheets in the amount of $21.2 million and $16.2 million as of December 31, 2023 and 2022, respectively.

The Company capitalized implementation costs of $8.4 million, $6.9 million, and $6.1 million during the years ended December 31, 2023, 2022, and 2021, respectively, and recognized amortization of $4.9 million, $3.9 million, and $3.0 million during the years ended December 31, 2023, 2022, and 2021, respectively. Amortization expense is included in cost of revenues in the accompanying consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred implementation costs in the accompanying consolidated balance sheets in the amount of $19.8 million and $16.4 million as of December 31, 2023 and 2022, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No impairment loss was recognized in relation to these capitalized costs for the years ended December 31, 2023, 2022, and 2021.

Note 6. Accounts Receivable

Accounts receivable includes the following amount at December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Trade accounts receivable	$30,111	$21,665
Unbilled receivables	5,975	4,621
Other receivables	—	747
Total receivables	36,086	27,033
Allowance for credit losses	(59)	(467)
Reserve for estimated credits	(528)	(320)
	$35,499	$26,246

The Company charged less than $0.1 million to credit loss expense for the year ended December 31, 2023 and relieved the allowance for credit losses balance in the amount of $0.4 million. The Company charged $0.1 million to credit loss expense for the year ended December 31, 2022.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Bonus accrual	$7,798	$6,199
Accrued vendor purchases	174	1,496
Commissions accrual	2,026	2,280
Accrued hosting services	428	930
Client refund liability	660	279
Accrued consulting and professional fees	713	187
Accrued tax liabilities	1,166	1,147
MK and Segmint acquisition holdback provision	—	3,618
ESPP liability	682	717
Other accrued liabilities	6,116	4,790
Total accrued liabilities	$19,763	$21,643

Note 8. Debt

On June 27, 2023, the Company entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended by the First Amendment, the “Amended Credit Agreement”), with SVB, Comerica Bank, and Canadian Imperial Bank of Commerce. The First Amendment provided for Citibank, N.A. to join as a new lender, increased the amount of the Revolving Facility (as defined below) commitment by $20.0 million and extended the maturity date of the Amended Credit Agreement to April 29, 2026, as well as other changes discussed below. The Amended Credit Agreement, inclusive of changes established by the First Amendment, includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $60.0 million in aggregate commitments for secured revolving loans (“Revolving Facility”), of which there were no outstanding borrowings as of December 31, 2023.
•Term Loan: A term loan of $85.0 million (the “Term Loan”) was borrowed on April 29, 2022, the proceeds of which were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022. On December 29, 2023, the Company paid the remaining outstanding principal balance of its term loan of $82.9 million. The Company recorded a loss on extinguishment of debt of $0.4 million related to the payoff of the term loan, which was included in non-operating income (expense) within the consolidated statements of operations.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, of which there were no outstanding borrowings as of December 31, 2023.

Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. Principal payments on the Term Loan are due in quarterly installments equal to an initial amount of approximately $1.1 million, beginning on June 30, 2023 and continuing through March 31, 2024, and increasing to approximately $2.1 million beginning on June 30, 2024 through the Amended Credit Agreement maturity date. Once repaid or prepaid, the Term Loan may not be re-borrowed. Debt issuance costs paid for the execution of the Amended Credit Facility were $0.9 million, of which $0.1 million was included in prepaid expenses and other current assets and $0.2 million was included in other assets on the consolidated balance sheets. Debt issuance costs paid for the execution of the First Amendment were $0.3 million, of which $0.1 million was included in prepaid expenses and other current assets and $0.1 million was included in other assets on the consolidated balance sheets. Upon the payoff of the Term Loan on December 29, 2023, debt issuance costs of $0.4 million were written off and recorded as a loss on extinguishment of debt which was included in non-operating income (expense) within the consolidated statements of operations.

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

The Amended Credit Agreement contains customary affirmative and negative covenants. Before the Financial Covenant Trigger Date, the following covenants are applicable: (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year; and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $20.0 million or more. After the Financial Covenant Trigger Date, the existing annual recurring revenue growth and liquidity financial covenants are no longer applicable, and the following covenants take effect: (i) a consolidated total leverage ratio requiring the ratio, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be less than 3.50:1.00; and (ii) a consolidated fixed charge ratio requiring the ratio, for any fiscal quarter ending as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be more than 1.25:1.00.

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

The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of December 31, 2023.

On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. This resulted in no impact to the Company’s consolidated financial statements or changes to the terms of the Amended Credit Agreement. See Note 2. Summary of Significant Accounting Policies - Concentration of Credit Risk for additional information.

Long-term Debt

The following table summarizes long-term debt obligations as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Term Debt	$—	$85,000
Less unamortized debt issuance costs	—	(420)
Net amount	—	84,580
Less current maturities of long-term debt	—	(3,188)
Long-term portion	$—	$81,392

Note 9. Stockholders' Equity

In connection with its IPO, the Company's certificate of incorporation was amended and restated such that the total number of shares of common stock authorized to be issued was increased to 500,000,000 shares and the total number of shares of preferred stock authorized to be issued was reduced to 10,000,000 shares.

Repurchase of Common Stock

For the year ended December 31, 2021, former employees obtained a third-party offer for the purchase of shares of common stock held in the Company of 0.2 million. As the Company had the right of first refusal for the sale of these shares, the Company repurchased the shares for $3.5 million from the former employees at the price offered.

Redeemable Convertible Preferred Stock

As of December 31, 2020, the Company was authorized to issue seven classes of stock: common stock, Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock, Series D redeemable convertible preferred stock, Series E redeemable convertible preferred stock and Series F redeemable convertible preferred stock. These preferred shares were classified as temporary equity within the Company’s consolidated balance sheet as of December 31, 2020. Immediately prior to the effectiveness of the Company’s registration statement relating to its IPO, the Company’s outstanding shares of redeemable convertible preferred stock converted into an aggregate of 72,225,916 shares of common stock. With the proceeds from its IPO, the Company paid in full accumulated dividends on its previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million. As of December 31, 2023, 2022, and 2021, there was no preferred stock issued or outstanding.

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

Equity Compensation Plans

On February 25, 2021, the Board approved, subject to stockholder approval, which was obtained on March 23, 2021, the ESPP, pursuant to which employees would be able to purchase shares of the Company’s common stock at a 15% discount. The Board provided that the share reserve will be refreshed by an evergreen provision of 1% of the Company’s outstanding common stock on the last day of the prior year, or such lesser amount as the Board or its Compensation Committee may determine, which is effective the first day of the following fiscal year. As of December 31, 2023, the Company has reserved 3,205,790 shares of common stock for issuance under the ESPP and 2,337,881 shares remain available for future issuance.

On February 25, 2021, the Board approved, subject to stockholder approval, which was obtained on March 23, 2021, the Company’s 2021 Incentive Award Plan (the “2021 Plan”), pursuant to which incentive awards may be awarded to employees, directors and consultants. The 2021 Plan includes any shares underlying awards outstanding under the 2011 Long-Term Incentive Plan, as amended (the “2011 Plan”). The Board provided that the share reserve will be refreshed by an evergreen provision of 5.0% of the shares outstanding on the last day of the prior fiscal year or such lesser amount as determined by the Board, which is effective the first day of the following fiscal year. As of December 31, 2023, the Company has reserved 21,235,215 shares of common stock for issuance pursuant to awards under the 2021 Plan, and 12,783,931 shares remain available for future issuance.

Stock Options

A summary of option activity is as follows:

	Options Outstanding
(in thousands except share and per share amounts)	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2022	8,148,853	$7.14	7.4	$105,260
Granted	—
Exercised	(1,135,346)	2.11		14,169
Forfeited	(745,022)	10.91		3,176
Balance, December 31, 2022	6,268,485	$7.61	5.9	$48,141
Granted	—
Exercised	(2,244,170)	5.79		26,752
Forfeited	(109,904)	13.80		309
Balance, December 31, 2023	3,914,411	$8.48	6.0	$62,295

Exercisable at, December 31, 2023	3,359,257	$7.26	5.9	$57,449

No options were granted for the years ended December 31, 2023 and 2022. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 2021: (i) expected term of 5.5 years, (ii) expected volatility of 36.3%, (iii) risk-free interest rate 0.67%, (iv) expected dividend yield of 0% for all periods.

The total fair value of stock options vested during the years ended December 31, 2023, 2022, and 2021 was $4.5 million, $15.8 million, and $6.4 million, respectively.

As of December 31, 2023, the total unrecognized stock-based compensation expense related to stock options was $3.8 million, net of forfeitures, which the Company expects to recognize over the next 1.1 years.

Certain stock option grants provide the option holder the right to exercise their stock options before they vest. As of December 31, 2023 2022 and 2021, 0.2 million, 0.3 million, and 0.7 million options, respectively, were exercisable that were not yet vested by the option holder at a weighted average exercise price of $2.35, $2.46, and $3.37 per share, respectively.

A summary of the status of non-vested options is as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1, 2021	4,972,755	$1.22
Granted	2,811,098	8.53
Forfeited	(452,738)	3.76
Vested	(2,543,328)	2.50
Balance, December 31, 2021	4,787,787	6.10
Granted	—
Forfeited	(675,375)	5.36
Vested	(2,281,344)	6.89
Balance, December 31, 2022	1,831,068	5.36
Granted	—
Forfeited	(80,864)	7.16
Vested	(956,667)	4.67
Balance, December 31, 2023	793,537	$6.04

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

The total fair value of restricted stock units vested during the year ended December 31, 2023 was $49.9 million.

Restricted stock unit activity was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2022	2,867,799	$28.48
Granted	5,771,008	14.06
Vested	(896,575)	25.88
Forfeited	(641,136)	24.27
Nonvested as of December 31, 2022	7,101,096	$17.45
Granted	3,676,190	16.12
Vested	(2,832,027)	17.29
Forfeited	(639,816)	17.33
Nonvested as of December 31, 2023	7,305,443	$16.85

As of December 31, 2023, the total unrecognized stock-based compensation expense related to RSUs was $95.3 million, net of forfeitures, which the Company expects to recognize over the next 2.5 years.

Employee Stock Purchase Plan

The first offering period commenced on May 15, 2021, and as of December 31, 2023, 867,909 shares have been issued under the ESPP with 421,690 shares issued during the year ended December 31, 2023.

Stock-based compensation expense was included in the consolidated statements of operations as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cost of revenues	$5,584	$4,389	$1,973
Research and development	15,995	11,398	2,915
Sales and marketing	7,220	4,042	1,028
General and administrative	22,432	24,763	8,619
Total stock-based compensation expenses	$51,231	$44,592	$14,535
The amount of stock-based compensation capitalized as part of deferred implementation costs was $0.7 million and $0.6 million for the years ended December 31, 2023 and December 31, 2022, respectively, and insignificant for the year ended December 31, 2021.
Note 10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$—	$—	$—
State	76	229	87
Total current	76	229	87
Deferred:
Federal	145	(213)	42
State	(177)	(477)	43
Total deferred	(32)	(690)	85
Total provision (benefit) for income taxes	$44	$(461)	$172

The provision (benefit) for income taxes results in effective rates that differ from the statutory rates. The following is a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the total tax expense (benefit) computed at the effective tax rate:

	Year ended December 31,
(in thousands)	2023		2022		2021
Computed tax at federal statutory rate applied to pre-tax loss	$(13,203)	21.0%	$(12,403)	21.0%	$(9,797)	21.0%
State income tax, net of federal tax benefit	(2,567)	4.1%	(2,437)	4.1%	(3,927)	8.4%
Stock-based compensation	(1,539)	2.4%	1,815	(3.1)%	(14,905)	31.9%
Other permanent differences, net	469	(0.7)%	279	(0.5)%	388	(0.8)%
Executive compensation	2,970	(4.7)%	1,008	(1.7)%	578	(1.2)%
Exercise of warrants	—	—%	—	—%	1,162	(2.5)%
Return to provision adjustments	(187)	0.3%	(54)	0.1%	(645)	1.4%
Other	(41)	—%	42	(0.1)%	(111)	0.2%
Change in valuation allowance	14,142	(22.5)%	11,289	(19.1)%	27,429	(58.8)%
Total	$44	(0.1)%	$(461)	0.7%	$172	(0.4)%

Significant components of the Company’s net deferred tax assets and liabilities were as follows as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Deferred revenue	$6,412	$5,631
Accrued expenses	2,122	1,816
Stock-based compensation	3,404	6,233
Net operating loss carryforward (federal and state)	76,267	78,073
Reserve for customer credits	310	246
Capitalized research and development costs	30,109	14,312
Lease liabilities	4,828	4,872
Other	250	328
Total deferred tax assets	123,702	111,511
Valuation allowance for deferred tax assets	(109,173)	(96,256)
Deferred tax assets, net of valuation allowance	14,529	15,255
Deferred tax liabilities:
Fixed assets	(213)	(459)
Right-of-use assets	(3,949)	(3,670)
Goodwill	(4,347)	(3,702)
Intangible assets	(6,183)	(7,850)
Deferred implementation costs	(1,550)	(1,286)
Total deferred tax liabilities	(16,242)	(16,967)
Deferred income tax liabilities, net of deferred tax assets	$(1,713)	$(1,712)

At December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of $303.6 million and $316.9 million, respectively, of which $75.6 million and $92.3 million, respectively, is subject to limited carryforward periods and begin to expire in 2034. At December 31, 2023 and 2022, the Company had various apportioned state net operating loss carryforwards of $211.3 million and $220.3 million, respectively, which are subject to varying carryforward periods that begin to expire in 2024. Additionally, the Company had $0.3 million of federal general business credit carryforwards as of December 31, 2023 and 2022, which begin to expire in 2035.

The Company’s ability to utilize net operating loss carryforwards and other tax attributes to reduce future federal taxable income is subject to potential limitations under Internal Revenue Code Section 382 (“Section 382”) and Section 383 and its related tax regulations. The utilization of these attributes may be limited if certain ownership changes by 5% shareholders (as defined in Treasury regulations pursuant to Section 382) and the effects of stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company. Upon completion of the 382 analysis related to the Segmint acquisition, the Company waived $8.9 million of time-constrained net operating loss carryforwards unutilizable due to Section 382 limitation in order to preserve stock basis in Segmint, pursuant to Treasury Regulation 1.1502-32(b)(4). At December 31, 2022, these net operating loss carryforwards were fully reserved with a valuation allowance. At December 31, 2023, $25.2 million of the Company’s combined federal net operating loss carryforwards remain subject to the annual Section 382 utilization limitation, of which $10.5 million begin to expire in 2034. At December 31, 2023, $0.3 million of the Company’s federal general business credit carryforwards are subject to Section 382 limitation, of which $0.2 million are expected to expire unutilized. Subsequent ownership changes may further impact the limitation in future years.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. As part of the evaluation, the Company considered historical losses, future reversals of taxable temporary differences, the duration of statutory carryback and carryforward periods, and ongoing prudent and feasible tax planning strategies. As a result, at December 31, 2023 and 2022, the Company established a valuation allowance of $109.2 million and $96.3 million, respectively, for its net deferred tax assets as realization of the net deferred tax assets is not reasonably assured based upon a “more likely than not” threshold. The Company excluded the deferred tax liabilities related to certain indefinite-lived intangibles when calculating the valuation allowance, as these liabilities cannot be considered as a source of income when determining the realizability of the net definite-lived deferred tax assets. In addition to these indefinite-lived deferred tax liabilities, the Company also has indefinite-lived deferred tax assets which were considered as part of the Company’s net deferred tax position. The valuation allowance increased by $12.9 million and $14.6 million during the years ended December 31, 2023 and 2022, respectively. The change in valuation allowance during the year ended December 31, 2023 includes a decrease of $1.9 million resulting from the waived time-constrained net operating loss carryforwards

During the year ended December 31, 2022, the acquisition of Segmint resulted in the recognition of a net deferred tax liability of $2.3 million. See Note 3 for further information. Prior to the business combination, the Company had a full valuation allowance on its net deferred tax assets. The net deferred tax liability generated from the business combination is considered an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets. As a result, the Company released a portion of the pre-existing valuation allowance against the deferred tax assets and recorded a provisional deferred tax benefit of $2.1 million during the year ended December 31, 2022. A deferred tax expense of less than $0.1 million was recognized during the year ended December 31, 2023 to reflect the final allocation of the purchase price.

The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for tax years before 2019. Operating losses generated in years prior to 2019 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2019 and forward remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction. The Company did not have any uncertain tax positions as of December 31, 2023 and 2022. The Company’s policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2023 and 2022, the Company did not recognize any interest or penalties.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$34,463	$34,463	$—	$—
Marketable securities:
Corporate bonds	16,206	—	16,206	—
Commercial paper	7,279	—	7,279	—
U.S. government-sponsored enterprise securities	3,500	—	3,500
U.S. Treasury debt securities	22,067	22,067	—	—
International debt securities	2,144	—	2,144	—
Total marketable securities	51,196	22,067	29,129	—
Total Assets	$85,659	$56,530	$29,129	$—
(1) Includes insured cash sweep account, cash sweep account, money market account, and money market funds that have investments primarily in U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements, U.S. Government Agency Repurchase Agreements, and corporate bonds that have a maturity of three months or less from the original acquisition date.

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

Note 12. Earnings Per Share

Net loss attributable to common stockholders used in computing basic and diluted earnings per share (“EPS”) has been calculated as the net loss less Series B cumulative dividends and other adjustments to redeemable convertible preferred stock of $0, $0, and $0.3 million for the years ended December 31, 2023, 2022, 2021, respectively. All of the Company’s outstanding series of redeemable convertible preferred stock are considered to be participating securities. The holders of the Company’s redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses; therefore, no amount of total undistributed loss is allocated to redeemable convertible preferred stock.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for 2023, 2022, and 2021, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the years ended December 31, 2023, 2022, and 2021:

	Year ended December 31,
(in thousands, except shares and per share amounts)	2023	2022	2021
Net loss	$(62,913)	$(58,600)	$(46,822)
Less: cumulative dividends and adjustments to redeemable convertible preferred stock	—	—	(277)
Net loss attributable to common stockholders	$(62,913)	$(58,600)	$(47,099)
Weighted average shares of common stock outstanding - basic and diluted	94,080,797	90,956,521	64,510,456
Loss per common share - basic and diluted	$(0.67)	$(0.64)	$(0.73)

For the years ended December 31, 2023, 2022, and 2021, the following potential shares were excluded from diluted EPS as the Company had a net loss in each period presented:

	Year ended December 31,
	2023	2022	2021
Stock options	3,914,768	6,268,485	8,148,853
RSUs	7,305,443	7,101,096	2,867,799
ESPP	31,240	48,923	44,169
Total anti-dilutive common share equivalents	11,251,451	13,418,504	11,060,821

Note 13. Commitments and Contingencies

Contractual Commitments

The Company has non-cancelable contractual commitments related to third-party products, hosting services and other service costs. The Company is party to several purchase commitments for third-party services that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. At December 31, 2023, the Company had approximately $23.8 million of purchase obligations in the next 12 months.

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

Note 14. Leases

The Company leases office space under non-cancellable operating leases for its corporate headquarters in Plano, Texas pursuant to a 10-year lease agreement under which the Company leases approximately 125,468 square feet of office space with an initial term that expired on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of 10 years. Renewal options were not included in the ROU asset and lease liability calculation. The Company elected the practical expedient to not provide comparable presentation for periods prior to adoption.

On September 5, 2023, the Company entered into an amendment to its office lease, which, among other things, reduces the leased space in Plano, Texas from approximately 125,468 square feet to 83,939 square feet, effective December 31, 2023, and also extends the term for the remaining reduced leased space to August 31, 2033. The Company determined that the amendment would be treated as a lease modification. The modification resulted in a remeasurement of the operating lease ROU asset and lease liability, and the effect was an increase to the ROU asset and lease liability of $3.1 million and $2.7 million, respectively. In addition, the Company recorded a gain on lease modification of $0.4 million, which was included in general and administrative expenses in the consolidated statements of operation.

Operating lease expense consisted of:

	Year ended December 31,
(in thousands)	2023	2022
Operating lease expense	$2,984	$3,137
Short term lease expense and other(1)	960	1,165
Total lease expense	$3,944	$4,302
(1) Other lease expense includes variable lease expense, sublease income, and gain on lease modification.

Operating rent expense was $4.6 million for the year ended December 31, 2021. The Company elected the practical expedient to not provide comparable presentation for periods prior to adoption.

Supplemental lease information

	Year ended December 31,
Cash flow information (in thousands)	2023	2022
Cash paid for operating lease liabilities	$3,907	$3,710
Right-of-use assets obtained in exchange for operating lease obligations(1)	$—	$16,918
Non-cash adjustment to operating lease right-of-use assets from lease modification(2)	$3,108	$—
(1)For the year ended December 31, 2022, right-of-use assets obtained in exchange for operating lease obligations is related to the Company’s adoption of ASU No. 2016-02, Leases (Topic 842).
(2)For the year ended December 31, 2023, includes increase of $8.0 million related to the extension of lease to 2033 for the remaining leased space, net of a $4.9 million decrease related to the reduction of the leased space effective December 31, 2023.

Operating lease information	Year ended December 31, 2023
Weighted-average remaining lease term	9.5 years
Weighted-average discount rate	7.6%

The future maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2023
2024	$2,659
2025	2,701
2026	2,614
2027	2,613
2028	2,776
Thereafter	14,981
Total minimum lease payments	28,344
Less: present value discount	(9,087)
Total lease liability balance	$19,257

Note 15. Employee Benefit Plan

The Company sponsors a 401(k) savings plan that covers substantially all employees who have attained 21 years of age. Employees can defer a portion of their annual gross compensation up to limits established by the Internal Revenue Code. The Company currently matches employee contributions at 25% of employee contributions up to 8% of salary. Matching contributions vest based on the employees tenure with the Company. Contributions for the years ended December 31, 2023, 2022, and 2021 were $1.9 million, $1.5 million, and $1.2 million, respectively.

Note 16. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill or intangibles noted for the years ended December 31, 2023 and 2022. Goodwill has a carrying value of $148.1 million and $148.0 million as of December 31, 2023 and 2022, respectively.

Total intangibles, net, consisted of the following as of December 31, 2023 and 2022:

	As of December 31, 2023
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(2,820)	$17,650
Developed Technology	27,700	(10,151)	17,549
Tradenames	750	(167)	583
Subtotal amortizable intangible assets	48,920	(13,138)	35,782
Website domain name	25	—	25
Total intangible assets	$48,945	$(13,138)	$35,807

	As of December 31, 2022
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(1,455)	$19,015
Developed Technology	27,700	(4,800)	22,900
Tradenames	750	(97)	653
Subtotal amortizable intangible assets	48,920	(6,352)	42,568
Website domain name	25	—	25
Total intangible assets	$48,945	$(6,352)	$42,593

Amortization expense recognized on intangible assets was $6.8 million, $5.1 million, and $1.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2024	6,786
2025	6,786
2026	6,554
2027	3,162
2028	1,435
Thereafter	11,059
$35,782

Note 17. Related Party Transactions

For the years ended December 31, 2023, 2022, and 2021, CU Cooperative Systems, Inc. (“CU Cooperative”), a vendor, was paid fees of $6.2 million, $4.4 million, and $4.4 million, respectively, which relates to services resold to the Company’s clients. As of December 31, 2023 and December 31, 2022 the Company had $0.3 million due to CU Cooperative included in accounts payable. Mr. Todd Clark, who served as President and Chief Executive Officer of CU Cooperative from 2016 to 2023, is a member of the Board and was designated to serve as a member of the Board by CU Cooperative.

Note 18. Subsequent Events

Pursuant to the terms of the annual evergreen provision in the 2021 Plan, effective January 1, 2024, the number of shares issuable thereunder automatically increased by 4,836,105 shares for a new total of 17,620,036 shares available for issuance. The Board limited the effect of the evergreen provision in the ESPP, and, effective January 1, 2024, the number of shares issuable thereunder increased by 500,000 shares for a new total of 2,837,881 shares available for issuance.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2023, the last day of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we no longer qualify as an “emerging growth company.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

On December 13, 2023, Stephen Bohanon, our Chief Strategy Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Subject to certain conditions, the trading plan provides for the sale of up to 146,685 shares of our common stock (less shares withheld by the Company for the payment of taxes) through February 28, 2025, for a duration of 443 days.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

(b)

The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX
			Incorporated by Reference
Exhibit	Description	File No.	Form	Exhibit	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement, dated September 10, 2021, among Alkami Technology, Inc., MK Decisioning Systems, LLC., and individuals named therein	001-40321	8-K	2.1	9/13/2021
2.2*	Merger Agreement, dated March 25, 2022, among Alkami Technology, Inc., Segmint Inc. and the other parties thereto.	001-40321	8-K	2.1	3/28/2022
3.1	Amended and Restated Certificate of Incorporation of Alkami Technology, Inc.	001-40321	8-K	3.1	4/16/2021
3.2	Amended and Restated Bylaws of Alkami Technology, Inc.	001-40321	8-K	3.2	4/16/2021
4.1	Form of Specimen Stock Certificate evidencing the shares of common stock.	333-254108	S-1	4.1	3/10/2021
4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among Alkami Technology, Inc. and the investors listed therein, dated as of September 24, 2020.	333-254108	S-1	4.2	3/10/2021
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	001-40321	10-K	4.10	2/25/2022
10.1	Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of September 6, 2017.	333-254108	S-1	10.1	3/10/2021
10.2	First Amendment to Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of June 29, 2018.	333-254108	S-1	10.2	3/10/2021
10.3	Second Amendment to Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of November 8, 2018.	333-254108	S-1	10.3	3/10/2021
10.4	Third Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of January 7, 2019.	333-254108	S-1	10.4	3/10/2021
10.5	Fourth Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of December 27, 2019.	333-254108	S-1	10.5	3/10/2021
10.6	Fifth Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of November 3, 2020.	333-254108	S-1	10.6	3/10/2021
10.7†	Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of June 28, 2013.	333-254108	S-1	10.9	3/10/2021
10.8†	First Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of May 19, 2015.	333-254108	S-1	10.10	3/10/2021

10.9†	Second Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of February 11, 2016.	333-254108	S-1	10.11	3/10/2021
10.10†	Third Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of March 7, 2017.	333-254108	S-1	10.12	3/10/2021
10.11†	Fourth Amendment to Bill Pay Service Reseller Referral Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of September 14, 2019.	333-254108	S-1	10.13	3/10/2021
10.12†	Fifth Amendment to Bill Pay Service Reseller Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of June 1, 2020.	333-254108	S-1	10.14	3/10/2021
10.13†	Sixth Amendment to Bill Pay Service Reseller Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of December 30, 2022.	001-40321	8-K	10.1	1/3/2023
10.14#	Alkami Technology, Inc. 2011 Long-Term Incentive Plan.	333-254108	S-1	10.15	3/10/2021
10.15#	Alkami Technology, Inc. 2021 Incentive Award Plan.	333-254108	S-1	10.16	3/10/2021
10.16#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.17	3/10/2021
10.17#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.18	3/10/2021
10.18#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.19	3/10/2021
10.19#	Alkami Technology, Inc. Employee Stock Purchase Plan.	333-254108	S-1	10.20	3/10/2021
10.20#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Stephen Bohanon.	333-254108	S-1/A	10.21	4/5/2021
10.21#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Bryan Hill.	333-254108	S-1/A	10.23	4/5/2021
10.22#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Douglas A. Linebarger.	333-254108	S-1/A	10.24	4/5/2021
10.23#	Form of Indemnification Agreement for directors and officers.	333-254108	S-1/A	10.25	4/5/2021
10.24#	Non-Employee Director Compensation Program.	333-254108	S-1/A	10.26	3/10/2021
10.25#	Senior Executive Bonus Plan	001-40321	8-K	10.1	8/5/2021
10.26#	Employment Agreement, effective November 5, 2021, by and between Alkami Technology, Inc. and Alex Shootman	001-40321	8-K	10.1	11/4/2021
10.27	Amended and Restated Guarantee and Collateral Agreement, among Alkami Technology, Inc. as the Borrower, the other Grantors referred to therein, and Silicon Valley Bank, as Administrative Agent, dated as of April 29, 2022.	001-40321	8-K	10.1	5/2/2022
10.28*	First Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of June 27, 2023.	001-40321	8-K	10.1	6/28/2023
10.29	Sixth Amendment to Amended and Restated Office Lease, dated as of September 5, 2023.	001-40321	8-K	10.1	9/06/2023
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
97.1	Alkami Technology, Inc. Policy for Recovery of Erroneously Awarded Compensation					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ALKAMI TECHNOLOGY, INC.
(Registrant)

Date:	February 29, 2024	By:	/s/ Alex Shootman
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

Signature	Title	Date

/s/ Alex Shootman	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Alex Shootman

/s/ W. Bryan Hill	Chief Financial Officer (Principal Financial Officer)	February 29, 2024
W. Bryan Hill

/s/ Kristy Ramundi	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
Kristy Ramundi

/s/ Brian R. Smith	Director and Chairperson	February 29, 2024
Brian R. Smith

/s/ Maria I. Alvarez	Director	February 29, 2024
Maria I. Alvarez

/s/ Todd Clark	Director	February 29, 2024
Todd Clark

/s/ Charles Kane	Director	February 29, 2024
Charles Kane

/s/ Steve Mitchell	Director	February 29, 2024
Steve Mitchell

/s/ Gary Nelson	Director	February 29, 2024
Gary Nelson

/s/ Raph Osnoss	Director	February 29, 2024
Raph Osnoss

/s/ Barbara Yastine	Director	February 29, 2024
Barbara Yastine