Form 10-Q
period 2024-03-31
ALKAMI TECHNOLOGY, INC.
filed 2024-05-02
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of March 31, 2024 was 97,515,483.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$44,179	$40,927
Marketable securities	43,125	51,196
Accounts receivable, net	35,717	35,499
Deferred costs, current	11,081	10,329
Prepaid expenses and other current assets	11,531	10,634
Total current assets	145,633	148,585
Property and equipment, net	18,217	16,946
Right-of-use assets	15,479	15,754
Deferred costs, net of current portion	31,499	30,734
Intangibles, net	34,111	35,807
Goodwill	148,050	148,050
Other assets	4,653	3,949
Total assets	$397,642	$399,825
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,533	$7,478
Accrued liabilities	16,902	19,763
Deferred revenues, current portion	12,497	10,984
Lease liabilities, current portion	1,242	1,205
Total current liabilities	37,174	39,430
Deferred revenues, net of current portion	17,525	15,384
Deferred income taxes	1,738	1,713
Lease liabilities, net of current portion	18,065	18,052
Other non-current liabilities	233	305
Total liabilities	74,735	74,884
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; and 97,515,483 and 96,722,098 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	98	97
Additional paid-in capital	769,608	760,210
Accumulated deficit	(446,799)	(435,366)
Total stockholders’ equity	322,907	324,941
Total liabilities and stockholders' equity	$397,642	$399,825

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

1

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(UNAUDITED)

	Three months ended March 31,
	2024	2023
Revenues	$76,127	$59,996
Cost of revenues(1)	32,095	27,858
Gross profit	44,032	32,138
Operating expenses:
Research and development	22,820	20,549
Sales and marketing	13,843	10,878
General and administrative	19,315	17,111
Acquisition-related expenses	60	186
Amortization of acquired intangibles	359	360
Total operating expenses	56,397	49,084
Loss from operations	(12,365)	(16,946)
Non-operating income (expense):
Interest income	1,082	1,726
Interest expense	(73)	(1,757)
Gain on financial instruments	112	210
Loss before income taxes	(11,244)	(16,767)
Provision for income taxes	189	196
Net loss	$(11,433)	$(16,963)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.12)	$(0.18)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	96,945,232	92,397,341
(1) Includes amortization of acquired technology of $1.3 million for both the three months ended March 31, 2024 and 2023.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

2

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(UNAUDITED)

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2024	96,722,098	$97	$760,210	$(435,366)	$324,941
Stock-based compensation	—	—	13,906	—	13,906
Issuance of common stock upon restricted stock unit vesting	483,517	1	(1)	—	—
Exercised stock options	309,868	—	1,171	—	1,171
Payments for taxes related to net settlement of equity awards	—	—	(5,678)	—	(5,678)
Net loss	—	—	—	(11,433)	(11,433)
Balance March 31, 2024	97,515,483	$98	$769,608	$(446,799)	$322,907

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2023	92,112,749	$92	$706,407	$(372,453)	$334,046
Stock-based compensation	—	—	11,612	—	11,612
Issuance of common stock upon restricted stock unit vesting	292,591	—	—	—	—
Exercised stock options	459,401	1	1,415	—	1,416
Payments for taxes related to net settlement of equity awards	—	—	(1,984)	—	(1,984)
Net loss	—	—	—	(16,963)	(16,963)
Balance March 31, 2023	92,864,741	$93	$717,450	$(389,416)	$328,127

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.
3

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,433)	$(16,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,562	2,586
Accrued interest on marketable securities, net	(294)	(398)
Stock-based compensation expense	13,552	11,440
Amortization of debt issuance costs	32	45
Gain on financial instruments	(112)	(210)
Deferred taxes	25	47
Changes in operating assets and liabilities:
Accounts receivable	(218)	(2,183)
Prepaid expenses and other current assets	(1,633)	(2,654)
Accounts payable and accrued liabilities	(3,873)	(1,290)
Deferred costs	(1,311)	(859)
Deferred revenues	3,654	824
Net cash provided by (used in) operating activities	951	(9,615)
Cash flows from investing activities:
Purchase of marketable securities	(7,149)	(20,987)
Proceeds from sales, maturities and redemptions of marketable securities	15,626	38,122
Purchases of property and equipment	(306)	(229)
Capitalized software development costs(1)	(1,363)	(1,141)
Net cash provided by investing activities	6,808	15,765
Cash flows from financing activities:
Payments for taxes related to net settlement of equity awards	(5,678)	(1,984)
Proceeds from stock option exercises	1,171	1,416
Net cash used in financing activities	(4,507)	(568)
Net increase in cash and cash equivalents and restricted cash	3,252	5,582
Cash and cash equivalents and restricted cash, beginning of period	40,927	112,337
Cash and cash equivalents and restricted cash, end of period	$44,179	$117,919

(1) See Note 3 for additional information regarding non-cash investing activities for the three months ended March 31, 2024 and 2023 related to capitalized software development costs.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024.

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

Significant estimates and assumptions include determining the timing and amount of revenue recognition and business combinations.

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

Note 3. Property and Equipment, Net

Depreciation and amortization expense was $0.9 million for both the three months ended March 31, 2024, and 2023.

Property and equipment, net, includes the following amounts at March 31, 2024 and December 31, 2023:

(in thousands)	Useful Life	March 31, 2024	December 31, 2023
Software	2 to 5 years	$920	$920
Capitalized software development costs	5 years	13,808	12,263
Computers and equipment	3 years	6,584	6,359
Furniture and fixtures	5 years	3,988	3,988
Leasehold improvements	3 to 10 years	12,697	12,312
		$37,997	$35,842
Less: accumulated depreciation and amortization		(19,780)	(18,896)
Property and equipment, net		$18,217	$16,946

For both the three months ended March 31, 2024 and 2023 the Company had non-cash investing activities of $0.2 million for capitalized stock-based compensation related to capitalized software development costs. Additionally, the Company recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized software development costs of less than $0.1 million and none for the three months ended March 31, 2024 and March 31, 2023, respectively.
Note 4. Revenues and Deferred Costs

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

The following table disaggregates the Company's revenue by major source for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands)	2024	2023
SaaS subscription services	$73,012	$57,519
Implementation services	1,848	1,670
Other services	1,267	807
Total revenues	$76,127	$59,996

The Company recognized approximately $2.4 million of revenue during the three months ended March 31, 2024 that was included in deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of March 31, 2024, minimum contracted subscription revenues to be recognized in future periods total approximately $1.2 billion. The Company expects to recognize approximately 45.9% of this amount as subscription services are transferred to customers over the next 24 months, an additional 34.8% in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Contract assets totaled $1.4 million and $1.5 million as of March 31, 2024 and December 31, 2023, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Cost Recognition

The Company capitalized $1.2 million and $0.8 million in deferred commissions costs during the three months ended March 31, 2024 and 2023, respectively, and recognized amortization of $1.2 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred costs in the accompanying condensed consolidated balance sheets in the amount of $21.2 million as of both March 31, 2024 and December 31, 2023.

The Company capitalized implementation costs of $2.9 million and $2.1 million during the three months ended March 31, 2024 and 2023 respectively, and recognized amortization of $1.4 million and $1.1 million during the three months ended March 31, 2024 and 2023, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred costs in the accompanying condensed consolidated balance sheets in the amount of $21.4 million and $19.8 million as of March 31, 2024 and December 31, 2023, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No material impairment losses were recognized in relation to these capitalized costs for the three months ended March 31, 2024 and 2023.

Note 5. Accounts Receivable

Accounts receivable includes the following amounts at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in thousands)	2024	2023
Trade accounts receivable	$29,016	$30,111
Unbilled receivables	7,179	5,975
Total receivables	36,195	36,086
Allowance for credit losses	(53)	(59)
Reserve for estimated credits	(425)	(528)
	$35,717	$35,499

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in thousands)	2024	2023
Bonus accrual	$3,388	$7,798
Accrued vendor purchases	94	174
Commissions accrual	423	2,026
Accrued hosting services	397	428
Client refund liability	512	660
Accrued consulting and professional fees	571	713
Accrued tax liabilities	969	1,166
ESPP liability	2,204	682
Other accrued liabilities	8,344	6,116
Total accrued liabilities	$16,902	$19,763

Note 7. Debt

On June 27, 2023, the Company entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended by the First Amendment, the “Amended Credit Agreement”), with Silicon Valley Bank (“SVB”), Comerica Bank and Canadian Imperial Bank of Commerce. The First Amendment provided for Citibank, N.A. to join as a new lender, increased the amount of the Revolving Facility (as defined below) commitment by $20.0 million and extended the maturity date of the Amended Credit Agreement to April 29, 2026, as well as other changes discussed below. The Amended Credit Agreement, inclusive of changes established by the First Amendment, includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $60.0 million in aggregate commitments for secured revolving loans (“Revolving Facility”), of which there were no outstanding borrowings as of March 31, 2024.
•Term Loan: A term loan of $85.0 million (the “Term Loan”) was borrowed on April 29, 2022, the proceeds of which were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022. On December 29, 2023, the Company paid the remaining outstanding principal balance of its term loan of $82.9 million.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, of which there were no outstanding borrowings as of March 31, 2024.

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

The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of March 31, 2024.

On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. This resulted in no impact to the Company’s condensed consolidated financial statements or changes to the terms of the Amended Credit Agreement.

Note 8. Stockholders' Equity

Equity Compensation Plans

Stock-based compensation expense was included in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Cost of revenues	$1,178	$1,146
Research and development	3,998	3,775
Sales and marketing	2,031	1,590
General and administrative	6,345	4,733
Total stock-based compensation expenses	$13,552	$11,244

Note 9. Income Taxes

The Company recorded income tax expense of $0.2 million for both the three months ended March 31, 2024 and 2023, resulting in an effective tax rate of (1.7)% and (1.2)%, respectively.

The Company’s effective tax rate for the three months ended March 31, 2024 and March 31, 2023 differs from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense.

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

Note 10. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, restricted cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying values of cash, restricted cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Cash equivalents include amounts held in money market accounts that are measured at fair value using observable market prices. Marketable securities include debt securities that are measured at fair value using observable inputs.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	March 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$37,235	$37,235	$—	$—
Marketable securities:
Corporate bonds	11,656	—	11,656	—
Commercial paper	6,978	—	6,978	—
U.S. Treasury debt securities	22,325	22,325	—	—
International debt securities	2,166	—	2,166	—
Total marketable securities	43,125	22,325	20,800	—
Total Assets	$80,360	$59,560	$20,800	$—
(1) Includes insured cash sweep account, cash sweep account, money market account and money market funds that have investments primarily in U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements, U.S. Government Agency Repurchase Agreements, and corporate bonds that have a maturity of three months or less from the original acquisition date.

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$34,463	$34,463	$—	$—
Marketable securities:
Corporate bonds	16,206	—	16,206	—
Commercial paper	7,279	—	7,279	—
U.S. government-sponsored enterprise securities	3,500	—	3,500	—
U.S. Treasury debt securities	22,067	22,067	—	—
International debt securities	2,144	—	2,144	—
Total marketable securities	51,196	22,067	29,129	—
Total Assets	$85,659	$56,530	$29,129	$—
(1) Includes insured cash sweep account, cash sweep account, money market account and money market funds that have investments primarily in U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements, U.S. Government Agency Repurchase Agreements and corporate bonds that have a maturity of three months or less from the original acquisition date.

Note 11. Earnings Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three months ended March 31, 2024 and 2023, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands, except shares and per share amounts)	2024	2023
Net loss	$(11,433)	$(16,963)
Weighted-average shares of common stock outstanding - basic and diluted	96,945,232	92,397,341
Net loss per common share - basic and diluted	$(0.12)	$(0.18)

For the three months ended March 31, 2024 and 2023, the following potential shares of common stock were excluded from diluted EPS as the Company had a net loss in each of the periods presented:

	As of March 31,
	2024	2023
Stock options	3,589,090	5,781,937
RSUs(1)	8,198,201	9,535,540
ESPP	103,610	190,971
Total anti-dilutive common share equivalents	11,890,901	15,508,448
(1) Revised to reflect an immaterial correction to a previously reported amount.

Note 12. Commitments and Contingencies

Legal Proceedings

The Company may become party to various legal actions during the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, it may receive unfavorable preliminary or interim rulings during litigation, and there can be no assurances that favorable final outcomes will be obtained. In addition, the Company’s industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in our industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Furthermore, client agreements typically require the Company to indemnify clients against liabilities incurred in connection with claims alleging its solutions infringe the intellectual property rights of a third party. From time to time, the Company has been involved in disputes related to patent and other intellectual property rights of third parties, none of which has resulted in material liabilities. The Company expects these types of disputes may continue to arise in the future. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims, which are likely to be asserted, is not reasonably likely to be material to the Company’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Note 13. Leases

The Company leases office space under non-cancellable operating leases for its corporate headquarters in Plano, Texas pursuant to a ten-year lease agreement under which the Company leases approximately 125,468 square feet of office space with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of ten years. Renewal options were not included in the right-of-use (“ROU”) asset and lease liability calculation.

On September 5, 2023, the Company entered into an amendment to its office lease, which, among other things, reduces the leased space in Plano, Texas from approximately 125,468 square feet to 83,939 square feet, effective December 31, 2023, and also extends the term for the remaining reduced leased space to August 31, 2033. The Company determined that the amendment would be treated as a lease modification. The modification resulted in a remeasurement of the operating lease ROU asset and lease liability, and the effect was an increase to the ROU asset and lease liability of $3.1 million and $2.7 million, respectively, as of December 31, 2023. In addition, the Company recorded a gain on lease modification of $0.4 million during the three months ended December 31, 2023, which was included in general and administrative expenses in the consolidated statements of operations.

Operating lease expense consisted of:

(in thousands)	Three months ended March 31,
	2024	2023
Operating lease expense	$669	$784
Short-term lease expense and other (1)	303	318
Total lease expense	$972	$1,102
(1) Other lease expense includes variable lease expense and sublease income.

Supplemental Cash Flow Information

	Three months ended March 31,
Cash flow information (in thousands)	2024	2023
Cash paid for operating lease liabilities	$662	$938

The future maturities of operating lease liabilities are as follows:

(in thousands)	March 31, 2024
2024 (nine months remaining)	$2,003
2025	2,707
2026	2,648
2027	2,620
2028	2,777
Thereafter	14,981
Total minimum lease payments	27,736
Less: present value discount	(8,429)
Total lease liability balance	$19,307

Note 14. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted as of March 31, 2024. Goodwill had a carrying value of $148.1 million as of both March 31, 2024 and December 31, 2023.

Total intangibles, net, consisted of the following as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(3,161)	$17,309
Developed Technology	27,700	(11,489)	16,211
Tradenames	750	(184)	566
Subtotal amortizable intangible assets	48,920	(14,834)	34,086
Website domain name	25	—	25
Total intangible assets	$48,945	$(14,834)	$34,111

	As of December 31, 2023
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(2,820)	$17,650
Developed Technology	27,700	(10,151)	17,549
Tradenames	750	(167)	583
Subtotal amortizable intangible assets	48,920	(13,138)	35,782
Website domain name	25	—	25
Total intangible assets	$48,945	$(13,138)	$35,807

Amortization expense recognized on intangible assets was $1.7 million for both the three months ended March 31, 2024 and 2023.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2024 (remaining nine months)	$5,090
2025	6,786
2026	6,554
2027	3,162
2028	1,435
Thereafter	11,059
$34,086

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

Unless the context otherwise requires, all references in this report to the “Company,” “Alkami,” “we,” “us” and “our” refer to Alkami Technology, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole.

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “expects,” “suggests,” “plans,” “believes,” “intends,” “estimates,” “targets,” “projects,” “seeks,” “should,” “can,” “could,” “would,” “may,” “will,” “forecasts” “strategy,” “future,” “likely” or the negative of these terms or other similar expressions. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. Forward-looking statements are not guarantees of future performance or results and are subject to and involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in the Annual Report on Form 10-K, may materially affect such forward-looking statements:

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
•privacy and data security concerns, laws, regulations and standards and our processing and use of the PI of end users;
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
•future sales of shares of our common stock, our lack of an intention to pay dividends and significant influence of our principal stockholders; and
•anti-takeover and exclusive forum provisions in our governing documents.

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

•Integrations: Scalability and extensibility driven by more than 300 real-time integrations to back-office systems and third-party fintech solutions as of March 31, 2024, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back-office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content, and other areas of monetization.

The Alkami Digital Banking Platform offers an end-to-end set of software products. Our typical relationship with an FI begins with a set of core functional components, which can extend over time to include a rounded suite of products across account opening, marketing, data insights, card experience, money movement, customer service, commercial banking, financial wellness, security and fraud protection and extensibility.

We primarily go to market through an internal sales force. Given the long-term nature of our Alkami Digital Banking Platform contracts, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our Alkami Digital Banking Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of March 31, 2024. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. In these cases, our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended March 31, 2024 and 2023, our total revenues were $76.1 million and $60.0 million, respectively, representing a growth rate of 26.9% period-over-period. SaaS subscription revenues, as further described below, represented 95.9% of total revenues for both the three months ended March 31, 2024 and 2023. We incurred net losses of $11.4 million and $17.0 million for the three months ended March 31, 2024 and 2023, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of March 31, 2024, we served 244 FIs through the Alkami Digital Banking Platform and over 650 clients when including unique clients only subscribing to one or a combination of ACH Alert, MK or Segmint products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with 300 integrations as of March 31, 2024 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had 6 client renewals for the three months ended March 31, 2024. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 30.0% and 34.3% of our revenues for the three months ended March 31, 2024 and 2023, respectively. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

Our client relationships are predominantly based on multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of approximately 70 months as of March 31, 2024. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. Subscription services are recognized over time on a ratable basis over the client agreement term beginning on the date our solution is made available to our client. The promised consideration may include fixed or variable amounts. For our clients with enterprise license contracts, they are invoiced on an agreed upon monthly rate throughout the contract term which may include fixed monthly or annual rate escalations. Fixed dollar or percentage escalations that are not based on registered users are considered part of the fixed transaction price and recognized on a straight line basis over the SaaS subscription period evenly. The majority of our client contracts are based on registered users, which we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual client minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services which are recognized on a straight-line basis over the contract term.

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

The following disaggregates our revenues for the three months ended March 31, 2024 and 2023 by major source:

	Three months ended March 31,
(in thousands)	2024	2023
SaaS subscription services	$73,012	$57,519
Implementation services	1,848	1,670
Other services	1,267	807
Total revenues	$76,127	$59,996

See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.

Cost of Revenues and Gross Margin

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses, stock-based compensation, travel and related costs for employees supporting our SaaS subscription, implementation and other services. This includes the costs of our implementation, client support and development personnel responsible for maintaining and releasing updates to our platform, as well as third-party cloud-based hosting services. Cost of revenues also includes the direct costs of bill-pay services and other third-party intellectual property included in our solutions, the amortization of acquired technology and depreciation.

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

We intend to continue to increase our investments in our implementation, client support teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three months ended March 31, 2024 and 2023 was 57.8% and 53.6%, respectively.

The major components of cost of revenues represented the following percentages of revenues for the three months ended March 31, 2024: third-party hosting services (6.4%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (18.5%), our implementation and client support teams (9.5%), our development team responsible for maintaining and releasing updates to our platform (3.9%), amortization (2.3%), and stock-based compensation (1.6%).

The major components of cost of revenues represented the following percentages of revenues for the three months ended March 31, 2023: third-party hosting services (7.6%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.5%), our implementation and client support teams (13.5%), our development team responsible for maintaining and releasing updates to our platform (3.2%), amortization (2.6%), stock-based compensation (1.9%), and depreciation (0.1%).

Operating Expenses

Research and Development. Research and development costs consist primarily of personnel-related costs for our engineering, information technology and product employees, including salaries, bonuses, other incentive-related compensation, employee benefits and stock-based compensation. In addition, we also include third-party contractor expenses, software development and testing tools, allocated corporate expenses and other expenses related to developing new solutions and upgrading and enhancing existing solutions. We expect research and development costs to increase as we expand our platform with new features and functionality as well as enhance the existing Alkami Digital Banking Platform.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs of our sales, marketing and our client success employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. Sales and marketing expenses also include travel and related costs, outside consulting fees and marketing programs, including lead generation, costs of our annual client conference, advertising, trade shows and other event expenses. We expect sales and marketing expenses will continue to increase as we expand our direct sales teams to pursue our market opportunity.

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

Acquisition-Related Expenses. Acquisition-related expenses are primarily related to legal, consulting and professional fees.

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

Provision for Income Taxes

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets and state tax expense. As a result of our valuation allowance, provision for income taxes consists primarily of state income taxes and deferred taxes related to the tax amortization of acquired goodwill.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected consolidated statements of operations data for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
(in thousands)	2024	2023
Revenues	$76,127	$59,996
Cost of revenues (1) (2)	32,095	27,858
Gross profit	44,032	32,138
Operating expenses (2):
Research and development	22,820	20,549
Sales and marketing	13,843	10,878
General and administrative	19,315	17,111
Acquisition-related expenses	60	186
Amortization of acquired intangibles	359	360
Total operating expenses	56,397	49,084
Loss from operations	(12,365)	(16,946)
Non-operating income (expense):
Interest income	1,082	1,726
Interest expense	(73)	(1,757)
Gain on financial instruments	112	210
Loss before income taxes	(11,244)	(16,767)
Provision for income taxes	189	196
Net loss	$(11,433)	$(16,963)

(1) Includes amortization of acquired technology of $1.3 million for both the three months ended March 31, 2024 and 2023.

(2) Includes stock-based compensation expenses as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Cost of revenues	$1,178	$1,146
Research and development	3,998	3,775
Sales and marketing	2,031	1,590
General and administrative	6,345	4,733
Total stock-based compensation expenses	$13,552	$11,244

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended March 31,
(in thousands)	2024	2023
Net loss	$(11,433)	$(16,963)
Provision for income taxes	189	196
Gain on financial instruments	(112)	(210)
Interest (income) expense, net	(1,009)	31
Depreciation and amortization	2,562	2,586
Stock-based compensation expense	13,552	11,244
Acquisition-related expenses	60	186
Adjusted EBITDA (1)	$3,809	$(2,930)

(1) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision for income taxes; gain on financial instruments; interest (income) expense, net; depreciation and amortization; stock-based compensation expense; and acquisition-related expenses. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $3.8 million and $(2.9) million for the three months ended March 31, 2024 and 2023, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period as well as the next 12 months of expected implementation services revenues in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $302.7 million as of March 31, 2024 and $240.1 million as of March 31, 2023, an increase of $62.6 million, or 26.1%.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 18.1 million registered users as of March 31, 2024 and 15.1 million as of March 31, 2023, an increase of 3.0 million, or 19.8%.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $16.71 as of March 31, 2024 and $15.88 as of March 31, 2023, an increase of $0.83, or 5.2%.

Comparison of Three Months ended March 31, 2024 and 2023

Revenues

	Three months ended March 31,		Change
($ in thousands)	2024	2023	$	%
Revenues	$76,127	$59,996	$16,131	26.9%

	March 31,
	2024	2023
Annual Recurring Revenue (ARR)	$302,659	$240,050	$62,609	26.1%
Registered Users	18,113	15,119	2,994	19.8%
Revenue per Registered User (RPU)	$16.71	$15.88	$0.83	5.2%

Revenues increased $16.1 million, or 26.9% for the three months ended March 31, 2024, compared to the same period in 2023. The increase of $16.1 million in revenues for the three months ended March 31, 2024 was primarily due to registered user growth of 3.0 million when compared to March 31, 2023, comprised of 1.5 million in registered user growth from existing clients and 1.5 million in registered users from new clients implemented through our digital banking platform (contractual minimums). In addition, increased revenues were due to RPU growth of 5.2% when compared to March 31, 2023. RPU growth was primarily driven by cross-sell activity to existing clients and higher average RPU of new clients implemented on our digital banking platform compared to aggregate RPU. The average RPU of users from new clients implemented on our digital platform in the last 12 months of $19.33 as of March 31, 2024, is 15.7% higher than the aggregate RPU as of March 31, 2024.

Cost of Revenues and Gross Margin

	Three months ended March 31,		Change
($ in thousands)	2024	2023	$	%
Cost of revenues	$32,095	$27,858	$4,237	15.2%
Percentage of revenues	42.2%	46.4%	(4.2)%	(9.1)%

Cost of Revenues

Cost of revenues increased $4.2 million, or 15.2%, for the three months ended March 31, 2024 compared to the same period in 2023. Our revenue growth outpaced our cost of revenues growth, leading to an improved gross margin of 57.8% for the three months ended March 31, 2024, compared to a gross margin of 53.6% for the same period in 2023.

The increase in cost of revenues for the three months ended March 31, 2024 was primarily driven by $3.5 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $0.3 million increase in hosting costs and $0.4 million in higher various other costs.

Operating Expenses

	Three months ended March 31,		Change
	2024	2023	$	%
($ in thousands)
Research and development	$22,820	$20,549	$2,271	11.1%
Sales and marketing	13,843	10,878	2,965	27.3%
General and administrative	19,315	17,111	2,204	12.9%
Acquisition-related expenses	60	186	(126)	(67.7)%
Amortization of acquired intangibles	359	360	(1)	(0.3)%
Total operating expenses	$56,397	$49,084	$7,313	14.9%
Percentage of revenues	74.1%	81.8%

Research and Development

Research and development expenses increased $2.3 million, or 11.1%, for the three months ended March 31, 2024, compared to the same period in 2023. For the three months ended March 31, 2024, the increase was primarily due to a $1.2 million higher costs for consulting and an $0.8 million increase in personnel-related costs (which includes stock-based compensation of $0.2 million), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. In addition, we incurred $0.1 million higher costs for hosting and $0.2 million of higher various other costs.

Sales and Marketing

Sales and marketing expenses increased $3.0 million, or 27.3% for the three months ended March 31, 2024, compared to the same periods in 2023. For the three months ended March 31, 2024, the increase was primarily due to a $1.8 million increase in personnel-related costs (which includes stock-based compensation of $0.4 million), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.6 million of higher costs for consulting, $0.4 million of higher travel costs for the sales team, and $0.2 million of higher various other costs.

General and Administrative

General and administrative expenses increased by $2.2 million, or 12.9% for the three months ended March 31, 2024, compared to the same periods in 2023. For the three months ended March 31, 2024, the increase was primarily due to a $1.6 million increase in stock-based compensation, $0.7 million of higher audit and consulting costs, $0.3 million of higher software costs and $0.2 million of higher various other costs, partially offset by a decrease of $0.2 million in personnel-related costs (exclusive of stock-based compensation), $0.2 million of lower facilities costs and $0.2 million of lower insurance costs.

Acquisition-Related Expenses

Acquisition-related expenses, decreased $0.1 million for the three months ended March 31, 2024, compared to the same period in 2023. For the three months ended March 31, 2024, we incurred $0.1 million of acquisition-related expenses. For the three months ended March 31, 2023, we incurred $0.2 million of acquisition-related expenses related to legal, consulting and professional fees for the acquisition of Segmint.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $0.4 million for both the three months ended March 31, 2024 and 2023.

Non-Operating Income (Expense), Net

Non-operating income increased $0.9 million for the three months ended March 31, 2024, compared to the same period in 2023. For the three months ended March 31, 2024, the increase was primarily due to an increase in net interest income of $1.0 million, partially offset by a decrease of $0.1 million in gain on financial instruments related to marketable securities.

Provision for Income Taxes

The Company recorded income tax expense of $0.2 million for both the three months ended March 31, 2024 and 2023, resulting in an effective tax rate of (1.7)% and (1.2)%, respectively.

Our effective tax rate for the three months ended March 31, 2024 and March 31, 2023 differs from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense.

Liquidity and Capital Resources

As of March 31, 2024, we had $87.3 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $446.8 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

We have financed our operations primarily through cash generated from the sale of SaaS subscription services. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support client usage and growth in our client base, increased research and development expenses to support the growth of our business and related infrastructure, increased general and administrative expenses associated with being a publicly traded company, investments in office facilities and other capital expenditure requirements and any potential future acquisitions or other strategic transactions.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$951	$(9,615)
Net cash provided by investing activities	$6,808	$15,765
Net cash used in financing activities	$(4,507)	$(568)

Net Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2024, net cash provided by operating activities was $1.0 million, which consisted of a net loss of $11.4 million, adjusted by non-cash charges of $15.8 million and net cash outflows from the change in net operating assets and liabilities of $3.4 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $2.6 million and stock-based compensation expense of $13.6 million, partially offset by accrued interest on marketable securities, net of $0.3 million and a gain on financial instruments of $0.1 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $0.2 million increase in accounts receivable, a $1.6 million increase in prepaid expenses and other current assets, a decrease in accounts payable and accrued liabilities of $3.9 million and an increase in deferred costs of $1.3 million, partially offset by an increase of $3.7 million in deferred revenues.

During the three months ended March 31, 2023, net cash used in operating activities was $9.6 million, which consisted of a net loss of $17.0 million, adjusted by non-cash charges of $13.5 million and net cash outflows from the change in net operating assets and liabilities of $6.2 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $2.6 million and stock-based compensation expense of $11.4 million, partially offset by net other changes in non-cash charges of $0.5 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $2.2 million increase in accounts receivable, a $2.7 million increase in prepaid expenses and other current assets, a $1.3 million decrease in accounts payable and accrued liabilities and a $0.9 million increase in deferred costs, partially offset by a $0.8 million increase in deferred revenues.

Net Cash Provided by Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $6.8 million, primarily consisting of $15.6 million in proceeds from maturities and redemptions of marketable securities, partially offset by $7.1 million in purchases of marketable securities, $1.4 million related to capitalized software development costs and $0.3 million related to capital expenditures related to updates for computer and other equipment.

During the three months ended March 31, 2023, net cash provided by investing activities was $15.8 million, primarily consisting of $38.1 million in proceeds from maturities and redemption of marketable securities, partially offset by $21.0 million for the purchase of marketable securities, $1.1 million related to capitalized software development costs and capital expenditures related to updates for computer and other equipment of $0.2 million.

Net Cash Used in Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities was $4.5 million, which was primarily due to payments for taxes related to net settlement of equity awards of $5.7 million, partially offset by proceeds of $1.2 million from the exercise of stock options to purchase 0.3 million shares of our common stock.

For the three months ended March 31, 2023, net cash used in financing activities was $0.6 million, which was primarily due to payments for taxes related to net settlement of equity awards of $2.0 million, partially offset by proceeds of $1.4 million from the exercise of stock options to purchase 0.5 million shares of our common stock.

Amended Credit Agreement

On June 27, 2023, the Company entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended by the First Amendment, the “Amended Credit Agreement”), with Silicon Valley Bank (“SVB”), Comerica Bank and Canadian Imperial Bank of Commerce. The First Amendment provided for Citibank, N.A. to join as a new lender, increased the amount of the Revolving Facility (as defined below) commitment by $20.0 million and extended the maturity date of the Amended Credit Agreement to April 29, 2026, as well as other changes discussed below. The Amended Credit Agreement, inclusive of changes established by the First Amendment, includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $60.0 million in aggregate commitments for secured revolving loans (“Revolving Facility”), of which there were no outstanding borrowings as of March 31, 2024.
•Term Loan: A term loan of $85.0 million (the “Term Loan”) was borrowed on April 29, 2022, the proceeds of which were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022. On December 29, 2023, the Company paid the remaining outstanding principal balance of its term loan of $82.9 million.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, of which there were no outstanding borrowings as of March 31, 2024.

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

The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of March 31, 2024.

On March 26, 2023, the FDIC announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. This resulted in no impact to the Company’s condensed consolidated financial statements or changes to the terms of the Amended Credit Agreement.

Total interest expense, including commitment fees and unused line fees, for the three months ended March 31, 2024 and 2023 was $0.1 million and $1.8 million, respectively. In conjunction with closing the Amended Credit Agreement in 2022 and the First Amendment in 2023, we incurred issuance costs of $0.8 million and $0.3 million, which were deferred and were scheduled to be amortized over the remaining term of the agreement. Unamortized debt issuance costs totaled $0.3 million as of both March 31, 2024 and December 31, 2023. Amortization expense was less than $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of March 31, 2024, compared to those discussed as of December 31, 2023 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

Off-Balance Sheet Arrangements

During the period presented, we did not have, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion of recent accounting pronouncements and future application of accounting standards.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

We are subject to interest rate risk in connection with our Amended Credit Agreement. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under our Amended Credit Agreement are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements. Our cash, cash equivalents and restricted cash consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2024, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On March 11, 2024, W. Bryan Hill, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Subject to certain conditions, the trading plan provides for the sale of up to 600,000 shares of our common stock (less shares withheld by the Company for the payment of taxes) through January 17, 2025, for a duration of 312 days.

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

Alkami Technology, Inc.

Date:	May 2, 2024	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2024	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)