Form 10-Q
period 2024-06-30
ALKAMI TECHNOLOGY, INC.
filed 2024-08-01
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of June 30, 2024 was 98,985,370.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$61,432	$40,927
Marketable securities	25,962	51,196
Accounts receivable, net	38,952	35,499
Deferred costs, current	11,478	10,329
Prepaid expenses and other current assets	14,132	10,634
Total current assets	151,956	148,585
Property and equipment, net	19,539	16,946
Right-of-use assets	15,180	15,754
Deferred costs, net of current portion	32,542	30,734
Intangibles, net	32,414	35,807
Goodwill	148,050	148,050
Other assets	4,176	3,949
Total assets	$403,857	$399,825
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,794	$7,478
Accrued liabilities	20,879	19,763
Deferred revenues, current portion	12,572	10,984
Lease liabilities, current portion	1,275	1,205
Total current liabilities	40,520	39,430
Deferred revenues, net of current portion	16,445	15,384
Deferred income taxes	1,760	1,713
Lease liabilities, net of current portion	17,736	18,052
Other non-current liabilities	212	305
Total liabilities	76,673	74,884
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; and 98,985,370 and 96,722,098 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	99	97
Additional paid-in capital	786,201	760,210
Accumulated deficit	(459,116)	(435,366)
Total stockholders’ equity	327,184	324,941
Total liabilities and stockholders' equity	$403,857	$399,825

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

1

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues	$82,160	$65,763	$158,287	$125,759
Cost of revenues(1)	33,389	30,289	65,484	58,147
Gross profit	48,771	35,474	92,803	67,612
Operating expenses:
Research and development	23,909	20,866	46,729	41,415
Sales and marketing	16,964	13,883	30,807	24,761
General and administrative	20,612	18,207	39,927	35,318
Acquisition-related expenses	135	34	195	220
Amortization of acquired intangibles	358	357	717	717
Total operating expenses	61,978	53,347	118,375	102,431
Loss from operations	(13,207)	(17,873)	(25,572)	(34,819)
Non-operating income (expense):
Interest income	1,261	2,016	2,343	3,742
Interest expense	(74)	(1,826)	(147)	(3,583)
(Loss) gain on financial instruments	(112)	10	—	220
Loss before income taxes	(12,132)	(17,673)	(23,376)	(34,440)
Provision for income taxes	185	88	374	284
Net loss	$(12,317)	$(17,761)	$(23,750)	$(34,724)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.19)	$(0.24)	$(0.37)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	98,103,527	93,334,725	97,524,379	92,868,623
(1) Includes amortization of acquired technology of $1.4 million for both the three months ended June 30, 2024 and 2023, and $2.7 million for both the six months ended June 30, 2024 and 2023.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

2

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(UNAUDITED)

	Three months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance March 31, 2024	97,515,483	$98	$769,608	$(446,799)	$322,907
Stock-based compensation	—	—	15,356	—	15,356
Issuance of common stock upon restricted stock unit vesting	537,974	—	—	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	216,174	—	2,598	—	2,598
Exercised stock options	715,739	1	5,756		5,757
Payments for taxes related to net settlement of equity awards	—	—	(7,117)	—	(7,117)
Net loss	—	—	—	(12,317)	(12,317)
Balance June 30, 2024	98,985,370	$99	$786,201	$(459,116)	$327,184

	Three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance March 31, 2023	92,864,741	$93	$717,450	$(389,416)	$328,127
Stock-based compensation	—	—	13,205	—	13,205
Issuance of common stock upon restricted stock unit vesting	710,837	1	—	—	1
Common stock issued under ESPP	271,880	—	2,407	—	2,407
Exercised stock options	381,418	—	1,386	—	1,386
Payments for taxes related to net settlement of equity awards	—	—	(4,841)	—	(4,841)
Net loss	—	—	—	(17,761)	(17,761)
Balance June 30, 2023	94,228,876	$94	$729,607	$(407,177)	$322,524

	Six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2023	96,722,098	$97	$760,210	$(435,366)	$324,941
Stock-based compensation	—	—	29,262	—	29,262
Issuance of common stock upon restricted stock unit vesting	1,021,491	1	(1)	—	—
Common stock issued under ESPP	216,174		2,598	—	2,598
Exercised stock options	1,025,607	1	6,927	—	6,928
Payments for taxes related to net settlement of equity awards	—	—	(12,795)	—	(12,795)
Net loss	—	—	—	(23,750)	(23,750)
Balance June 30, 2024	98,985,370	$99	$786,201	$(459,116)	$327,184

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2022	92,112,749	$92	$706,407	$(372,453)	$334,046
Stock-based compensation	—	—	24,817	—	24,817
Issuance of common stock upon restricted stock unit vesting	1,003,428	1	—	—	1
Common stock issued under ESPP	271,880	—	2,407		2,407
Exercised stock options	840,819	1	2,801	—	2,802
Payments for taxes related to net settlement of equity awards	—	—	(6,825)	—	(6,825)
Net loss	—	—	—	(34,724)	(34,724)
Balance June 30, 2023	94,228,876	$94	$729,607	$(407,177)	$322,524
The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.
3

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,750)	$(34,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,175	5,146
Accrued interest on marketable securities, net	(787)	(1,179)
Stock-based compensation expense	28,565	24,399
Amortization of debt issuance costs	65	80
Gain on financial instruments	—	(177)
Deferred taxes	47	85
Changes in operating assets and liabilities:
Accounts receivable	(3,453)	(1,906)
Prepaid expenses and other current assets	(3,790)	(1,882)
Accounts payable and accrued liabilities	(653)	(2,126)
Deferred costs	(2,569)	(2,856)
Deferred revenues	2,649	(185)
Net cash provided by (used in) operating activities	1,499	(15,325)
Cash flows from investing activities:
Purchase of marketable securities	(15,588)	(62,640)
Proceeds from sales, maturities and redemptions of marketable securities	41,609	65,622
Purchases of property and equipment	(731)	(417)
Capitalized software development costs(1)	(3,015)	(2,661)
Net cash provided by (used in) investing activities	22,275	(96)
Cash flows from financing activities:
Principal payments on debt	—	(1,063)
Debt issuance costs paid	—	(341)
Proceeds from ESPP issuances	2,598	2,407
Payment of holdback funds from acquisition	—	(1,000)
Payments for taxes related to net settlement of equity awards	(12,795)	(6,825)
Proceeds from stock option exercises	6,928	2,802
Net cash used in financing activities	(3,269)	(4,020)
Net increase (decrease) in cash and cash equivalents and restricted cash	20,505	(19,441)
Cash and cash equivalents and restricted cash, beginning of period	40,927	112,337
Cash and cash equivalents and restricted cash, end of period	$61,432	$92,896

(1) See Note 3 for additional information regarding non-cash investing activities for the six months ended June 30, 2024 and 2023 related to capitalized software development costs.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact the updated standard will have on its financial statement disclosures.

Note 3. Property and Equipment, Net

Depreciation and amortization expense was $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively.

Property and equipment, net, includes the following amounts at June 30, 2024 and December 31, 2023:

(in thousands)	Useful Life	June 30, 2024	December 31, 2023
Software	2 to 5 years	$920	$920
Capitalized software development costs	5 years	15,663	12,263
Computers and equipment	3 years	6,847	6,359
Furniture and fixtures	5 years	3,965	3,988
Leasehold improvements	3 to 10 years	12,858	12,312
		$40,253	$35,842
Less: accumulated depreciation and amortization		(20,714)	(18,896)
Property and equipment, net		$19,539	$16,946

For both the six months ended June 30, 2024 and 2023, the Company had non-cash investing activities of $0.4 million for capitalized stock-based compensation related to capitalized software development costs. Additionally, the Company recognized stock-based compensation expense on the amortization of capitalized stock-based compensation associated with capitalized software development costs of $0.1 million for both the three and six months ended June 30, 2024 and none for both the three and six months ended June 30, 2023.

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

The following table disaggregates the Company's revenue by major source for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
SaaS subscription services	$78,371	$61,169	$151,383	$118,688
Implementation services	2,110	3,214	3,958	4,884
Other services	1,679	1,380	2,946	2,187
Total revenues	$82,160	$65,763	$158,287	$125,759

The Company recognized approximately $4.7 million of revenue during the six months ended June 30, 2024 that was included in deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of June 30, 2024, minimum contracted subscription revenues to be recognized in future periods total approximately $1.2 billion. The Company expects to recognize approximately 47.2% of this amount as subscription services are transferred to customers over the next 24 months, an additional 35.4% in the next 25 to 48 months, and the balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Contract assets totaled $1.3 million and $1.5 million as of June 30, 2024 and December 31, 2023, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Cost Recognition

The Company capitalized $1.7 million and $2.9 million in deferred commissions costs during the three and six months ended June 30, 2024, respectively, and $2.0 million and $2.8 million for the three and six months ended June 30, 2023, respectively, and recognized amortization of $1.3 million and $2.5 million during the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.7 million during the three and six months ended June 30, 2023, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred costs in the accompanying condensed consolidated balance sheets in the amount of $21.6 million and $21.2 million as of June 30, 2024 and December 31, 2023, respectively.

The Company capitalized implementation costs of $2.3 million and $5.2 million during the three and six months ended June 30, 2024, respectively, and $2.0 million and $4.1 million for the three and six months ended June 30, 2023, respectively, and recognized amortization of $1.3 million and $2.7 million during the three and six months ended June 30, 2024, respectively, and $1.2 million and $2.3 million for the three and six months ended June 30, 2023, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred costs in the accompanying condensed consolidated balance sheets in the amount of $22.4 million and $19.8 million as of June 30, 2024 and December 31, 2023, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No material impairment losses were recognized in relation to these capitalized costs for the three and six months ended June 30, 2024 and 2023.

Note 5. Accounts Receivable

Accounts receivable includes the following amounts at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in thousands)	2024	2023
Trade accounts receivable	$31,695	$30,111
Unbilled receivables	7,686	5,975
Total receivables	39,381	36,086
Allowance for credit losses	(54)	(59)
Reserve for estimated credits	(375)	(528)
	$38,952	$35,499

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in thousands)	2024	2023
Bonus accrual	$6,807	$7,798
Accrued vendor purchases	76	174
Commissions accrual	436	2,026
Accrued hosting services	2,038	428
Client refund liability	452	660
Accrued consulting and professional fees	518	713
Accrued tax liabilities	483	1,166
ESPP liability	638	682
Other accrued liabilities	9,431	6,116
Total accrued liabilities	$20,879	$19,763

Note 7. Debt

On June 27, 2023, the Company entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement, dated as of April 29, 2022 (as amended by the First Amendment, the “Amended Credit Agreement”), with Silicon Valley Bank (“SVB”), Comerica Bank and Canadian Imperial Bank of Commerce. The First Amendment provided for Citibank, N.A. to join as a new lender, increased the amount of the Revolving Facility (as defined below) commitment by $20.0 million and extended the maturity date of the Amended Credit Agreement to April 29, 2026, as well as other changes discussed below. The Amended Credit Agreement, inclusive of changes established by the First Amendment, includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $60.0 million in aggregate commitments for secured revolving loans (“Revolving Facility”), of which there were no outstanding borrowings as of June 30, 2024.
•Term Loan: A term loan of $85.0 million (the “Term Loan”) was borrowed on April 29, 2022, the proceeds of which were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022. On December 29, 2023, the Company paid the remaining outstanding principal balance of its term loan of $82.9 million.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, of which there were no outstanding borrowings as of June 30, 2024.

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

The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of June 30, 2024.

Note 8. Stockholders' Equity

Equity Compensation Plans

Stock-based compensation expense was included in the condensed consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$1,347	$1,487	$2,525	$2,633
Research and development	4,256	3,963	8,254	7,738
Sales and marketing	2,291	1,813	4,322	3,403
General and administrative	7,119	5,489	13,464	10,222
Total stock-based compensation expenses	$15,013	$12,752	$28,565	$23,996

Note 9. Income Taxes

The Company recorded income tax expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, resulting in an effective tax rate of (1.5)% and (1.6)%, respectively, compared to income tax expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, resulting in an effective tax rate of (0.5)% and (0.8)%, respectively.

The Company’s effective tax rate for the three and six months ended June 30, 2024 and 2023 differs from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense.

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

Level 3. Significant unobservable inputs that are supported by little or no market activity.

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	June 30, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$47,424	$47,424	$—	$—
Marketable securities:
Corporate bonds	5,166	—	5,166	—
Commercial paper	3,265	—	3,265	—
U.S. Treasury debt securities	15,335	15,335	—	—
International debt securities	2,196	—	2,196	—
Total marketable securities	25,962	15,335	10,627	—
Total Assets	$73,386	$62,759	$10,627	$—
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

Note 11. Earnings Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and six months ended June 30, 2024 and 2023, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except shares and per share amounts)	2024	2023	2024	2023
Net loss	$(12,317)	$(17,761)	$(23,750)	$(34,724)
Weighted-average shares of common stock outstanding - basic and diluted	98,103,527	93,334,725	97,524,379	92,868,623
Net loss per common share - basic and diluted	$(0.13)	$(0.19)	$(0.24)	$(0.37)

The following potential shares of common stock were excluded from diluted net loss per share as the Company had a net loss in each of the periods presented:

	As of June 30,
	2024	2023
Stock options	2,860,009	5,364,567
Restricted Stock Units	7,347,640	8,621,907
ESPP	28,748	36,768
Total anti-dilutive common share equivalents	10,236,397	14,023,242

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

Operating lease expense consisted of:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease expense	$674	$784	$1,343	$1,568
Short-term lease expense and other (1)	129	229	432	547
Total lease expense	$803	$1,013	$1,775	$2,115
(1) Other lease expense includes variable lease expense and sublease income.

Supplemental Cash Flow Information

	Six months ended June 30,
Cash flow information (in thousands)	2024	2023
Cash paid for operating lease liabilities	$1,324	$1,877

The future maturities of operating lease liabilities are as follows:

(in thousands)	June 30, 2024
2024 (six months remaining)	$1,341
2025	2,707
2026	2,648
2027	2,620
2028	2,777
Thereafter	14,981
Total minimum lease payments	27,074
Less: present value discount	(8,063)
Total lease liability balance	$19,011

Note 14. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted as of June 30, 2024. Goodwill had a carrying value of $148.1 million as of both June 30, 2024 and December 31, 2023.

Total intangibles, net, consisted of the following as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(3,502)	$16,968
Developed Technology	27,700	(12,827)	14,873
Tradenames	750	(202)	548
Subtotal amortizable intangible assets	48,920	(16,531)	32,389
Website domain name	25	—	25
Total intangible assets	$48,945	$(16,531)	$32,414

	As of December 31, 2023
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(2,820)	$17,650
Developed Technology	27,700	(10,151)	17,549
Tradenames	750	(167)	583
Subtotal amortizable intangible assets	48,920	(13,138)	35,782
Website domain name	25	—	25
Total intangible assets	$48,945	$(13,138)	$35,807

Amortization expense recognized on intangible assets was $1.7 million and $3.4 million for the three and six months ended June 30, 2024, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2023, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2024 (six months remaining)	$3,393
2025	6,786
2026	6,554
2027	3,162
2028	1,435
Thereafter	11,059
$32,389

Note 15. Subsequent Event

On July 1, 2024, the Company entered into a Second Amendment (the “Second Amendment”) to the Amended Credit Agreement. Among other changes, the Second Amendment (i) extends the maturity date of the revolving commitment from April 29, 2026 to April 29, 2027, (ii) increases the amount of the revolving loan commitment by $65.0 million, for a total commitment of $125.0 million, (iii) increases the accordion feature from $50.0 million to $100.0 million of funds available to request, (iv) modifies certain existing covenants, including increasing the minimum trailing four quarters free cash flow requirement to $(25.0) million, and (v) for any fiscal quarter ending after the Financial Covenant Trigger Date (which has been extended to April 28, 2026 or such earlier date as designated by the Company), replaces compliance with a fixed charge coverage ratio with compliance of a minimum interest coverage ratio of 3.0x. The Second Amendment is not expected to have a material impact on the condensed consolidated financial statements.

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
•our ability to raise sufficient capital and the resulting dilution and the terms of our Second Amended Credit Agreement (as defined below);
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

Alkami was founded to help level the playing field for FIs. Since then, our vision has been to create a platform that combines premium technology and fintech solutions in one integrated ecosystem, delivered as a software-as-a-service (“SaaS”) solution and providing our clients’ customers with a single point of access to all things digital. We have invested significant resources to build a technology stack that prioritized innovation velocity and speed-to-market given the importance of product depth and functionality in winning and retaining clients. In fiscal 2020, we acquired ACH Alert, LLC (“ACH Alert”) to pursue adjacent product opportunities, such as fraud prevention and to expand our addressable market. In addition, in September 2021, we acquired MK Decisioning Systems, LLC (“MK”), a technology platform for digital account opening, credit card and loan origination solutions. In April 2022, we acquired Segmint, Inc. (“Segmint”), a leading cloud-based financial data analytics and transaction data cleansing provider.

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

•Integrations: Scalability and extensibility driven by more than 300 real-time integrations to back-office systems and third-party fintech solutions as of June 30, 2024, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We derive our Alkami Digital Banking Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of June 30, 2024. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. In these cases, our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended June 30, 2024 and 2023, our total revenues were $82.2 million and $65.8 million, respectively, representing a 24.9% increase period-over-period. For the six months ended June 30, 2024 and 2023, our total revenues were $158.3 million and $125.8 million, respectively, representing an increase of 25.9% period-over-period. SaaS subscription revenues, as further described below, represented 95.4% and 95.6% of total revenues for the three and six months ended June 30, 2024, respectively, and 93.0% and 94.4% of total revenues for the three and six months ended June 30, 2023, respectively. We incurred net losses of $12.3 million and $23.8 million for the three and six months ended June 30, 2024, respectively, and net losses of $17.8 million and $34.7 million for the three and six months ended June 30, 2023, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of June 30, 2024, we served 254 FIs through the Alkami Digital Banking Platform and over 700 clients when including unique clients only subscribing to one or a combination of ACH Alert, MK or Segmint products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

Deepening Client Customer Penetration. We primarily generate revenues through a per-registered-user pricing model. Once we onboard a client, our ability to help drive incremental client customer digital adoption translates to additional revenues with very limited additional spend. Our FI clients are incentivized to market and encourage digital account sign-up based on identifiable improvement in customer engagement, as well as discounts received based on certain levels of customer penetration. We expect to continue to support digital adoption by client customers through continued investments in new products and platform enhancements. Our future success will depend on our ability to continue to deepen client customer penetration.

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with 300 integrations as of June 30, 2024 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had six and 12 client renewals for the three and six months ended June 30, 2024, respectively. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 29.1% and 29.5% of our revenues for the three and six months ended June 30, 2024, respectively. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

Our client relationships are predominantly based on multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of approximately 70 months as of June 30, 2024. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. Subscription services are recognized over time on a ratable basis over the client agreement term beginning on the date our solution is made available to our client. The promised consideration may include fixed or variable amounts. For our clients with enterprise license contracts, they are invoiced on an agreed upon monthly rate throughout the contract term, which may include fixed monthly or annual rate escalations. Fixed dollar or percentage escalations that are not based on registered users are considered part of the fixed transaction price and recognized on a straight-line basis over the SaaS subscription period evenly. The majority of our client contracts are based on registered users, which we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual client minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services, which are recognized on a straight-line basis over the contract term.

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

The following table disaggregates our revenues for the three and six months ended June 30, 2024 and 2023 by major source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
SaaS subscription services	$78,371	$61,169	$151,383	$118,688
Implementation services	2,110	3,214	3,958	4,884
Other services	1,679	1,380	2,946	2,187
Total revenues	$82,160	$65,763	$158,287	$125,759

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

We intend to continue to increase our investments in our implementation, client support teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three and six months ended June 30, 2024 was 59.4% and 58.6%, respectively, and 53.9% and 53.8% for the three and six months ended June 30, 2023, respectively.

The major components of cost of revenues represented the following percentages of revenues for the three months ended June 30, 2024: third-party hosting services (5.9%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.5%), our implementation and client support teams (9.7%), our development team responsible for maintaining and releasing updates to our platform (3.6%), amortization (2.2%), and stock-based compensation (1.6%). The major components of cost of revenues represented the following percentages of revenues for the three months ended June 30, 2023: third-party hosting services (7.8%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.3%), our implementation and client support teams (13.0%), our development team responsible for maintaining and releasing updates to our platform (3.1%), amortization (2.5%), stock-based compensation (2.3%), and depreciation (0.1%).

The major components of cost of revenues represented the following percentages of revenues for the six months ended June 30, 2024: third-party hosting services (6.2%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (18.0%), our implementation and client support teams (9.6%), our development team responsible for maintaining and releasing updates to our platform (3.8%), amortization (2.2%), and stock-based compensation (1.6%). The major components of cost of revenues represented the following percentages of revenues for the six months ended June 30, 2023: third-party hosting services (7.7%), the direct costs of bill-pay and other third-party intellectual property included in our solutions (17.4%), our implementation and client support teams (13.2%), our development team responsible for maintaining and releasing updates to our platform (3.1%), amortization (2.6%), stock-based compensation (2.1%), and depreciation (0.1%).

Operating Expenses

Research and Development. Research and development costs consist primarily of personnel-related costs for our engineering, information technology and product employees, including salaries, bonuses, other incentive-related compensation, employee benefits and stock-based compensation. In addition, we also include third-party contractor expenses, software development and testing tools, allocated corporate expenses and other expenses related to developing new solutions and upgrading and enhancing existing solutions. We expect research and development costs to increase as we expand our platform with new features and functionality, as well as enhance the existing Alkami Digital Banking Platform.

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

General and Administrative. General and administrative expenses consist primarily of personnel-related costs for our executive, finance, legal, human resources, information technology, security and compliance and other administrative employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other unallocated corporate-related expenses, such as the cost of our facilities, employee relations, corporate telecommunication and software. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected condensed consolidated statements of operations data for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues	$82,160	$65,763	$158,287	$125,759
Cost of revenues (1) (2)	33,389	30,289	65,484	58,147
Gross profit	48,771	35,474	92,803	67,612
Operating expenses (2):
Research and development	23,909	20,866	46,729	41,415
Sales and marketing	16,964	13,883	30,807	24,761
General and administrative	20,612	18,207	39,927	35,318
Acquisition-related expenses	135	34	195	220
Amortization of acquired intangibles	358	357	717	717
Total operating expenses	61,978	53,347	118,375	102,431
Loss from operations	(13,207)	(17,873)	(25,572)	(34,819)
Non-operating income (expense):
Interest income	1,261	2,016	2,343	3,742
Interest expense	(74)	(1,826)	(147)	(3,583)
(Loss) gain on financial instruments	(112)	10	—	220
Loss before income taxes	(12,132)	(17,673)	(23,376)	(34,440)
Provision for income taxes	185	88	374	284
Net loss	$(12,317)	$(17,761)	$(23,750)	$(34,724)

(1) Includes amortization of acquired technology of $1.4 million for both the three months ended June 30, 2024 and 2023, and $2.7 million for both the six months ended June 30, 2024 and 2023.

(2) Includes stock-based compensation expenses as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$1,347	$1,487	$2,525	$2,633
Research and development	4,256	3,963	8,254	7,738
Sales and marketing	2,291	1,813	4,322	3,403
General and administrative	7,119	5,489	13,464	10,222
Total stock-based compensation expenses	$15,013	$12,752	$28,565	$23,996

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(12,317)	$(17,761)	$(23,750)	$(34,724)
Provision for income taxes	185	88	374	284
Loss (gain) on financial instruments	112	(10)	—	(220)
Interest income, net	(1,187)	(190)	(2,196)	(159)
Depreciation and amortization	2,613	2,560	5,175	5,146
Stock-based compensation expense	15,013	12,752	28,565	23,996
Acquisition-related expenses	135	34	195	220
Adjusted EBITDA (1)	$4,554	$(2,527)	$8,363	$(5,457)

(1) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision for income taxes; (loss) gain on financial instruments; interest income, net; depreciation and amortization; stock-based compensation expense; and acquisition-related expenses. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $4.6 million and $8.4 million for the three and six months ended June 30, 2024, respectively, and $(2.5) million and $(5.5) million for the three and six months ended June 30, 2023, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period, as well as the next 12 months of expected implementation services revenues in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $321.3 million as of June 30, 2024 and $256.8 million as of June 30, 2023, an increase of $64.5 million, or 25.1%.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 18.6 million registered users as of June 30, 2024 and 15.8 million as of June 30, 2023, an increase of 2.7 million, or 17.3%.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $17.29 as of June 30, 2024 and $16.20 as of June 30, 2023, an increase of $1.09, or 6.7%.

Comparison of Three and Six Months ended June 30, 2024 and 2023

Revenues

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$82,160	$65,763	$16,397	24.9%	$158,287	$125,759	$32,528	25.9%

	June 30,
	2024	2023
Annual Recurring Revenue (ARR)	$321,284	$256,811	$64,473	25.1%
Registered Users	18,584	15,849	2,735	17.3%
Revenue per Registered User (RPU)	$17.29	$16.20	$1.09	6.7%

Revenues increased $16.4 million, or 24.9%, and $32.5 million, or 25.9%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

The increase of $16.4 million in revenues for the three months ended June 30, 2024 was primarily due to registered user growth from new and existing clients, and RPU growth.

The increase of $32.5 million for the six months ended June 30, 2024 was primarily due to registered user growth of 2.7 million when compared to June 30, 2023, comprised of 1.4 million in registered user growth from existing clients and 1.3 million in registered users from new clients implemented through our digital banking platform (contractual minimums). In addition, increased revenues were due to RPU growth of 6.7% when compared to June 30, 2023. RPU growth was primarily driven by cross-sell activity to existing clients and higher average RPU of new clients implemented on our digital banking platform compared to aggregate RPU. The average RPU of users from new clients implemented on our digital platform in the last 12 months of $20.41 as of June 30, 2024, is 18.0% higher than the aggregate RPU as of June 30, 2024.

Cost of Revenues and Gross Margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of revenues	$33,389	$30,289	$3,100	10.2%	$65,484	$58,147	$7,337	12.6%
Percentage of revenues	40.6%	46.1%	(5.5)%	(11.9)%	41.4%	46.2%	(4.8)%	(10.4)%

Cost of Revenues

Cost of revenues increased $3.1 million, or 10.2%, and $7.3 million, or 12.6%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Our revenue growth outpaced our cost of revenues growth, leading to an improved gross margin of 59.4% and 58.6% for the three and six months ended June 30, 2024, respectively, compared to a gross margin of 53.9% and 53.8% for the same periods in 2023, respectively.

The increase in cost of revenues for the three months ended June 30, 2024 was primarily driven by $3.0 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform and $0.5 million in higher various other costs. These expenses were partially offset by lower personnel-related costs of $0.2 million and lower hosting costs of $0.2 million.

The increase in cost of revenues for the six months ended June 30, 2024 was primarily driven by $6.5 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $0.1 million increase in hosting costs, and $0.7 million in higher various other costs.

Operating Expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
($ in thousands)
Research and development	$23,909	$20,866	$3,043	14.6%	$46,729	$41,415	$5,314	12.8%
Sales and marketing	16,964	13,883	3,081	22.2%	30,807	24,761	6,046	24.4%
General and administrative	20,612	18,207	2,405	13.2%	39,927	35,318	4,609	13.1%
Acquisition-related expenses	135	34	101	297.1%	195	220	(25)	(11.4)%
Amortization of acquired intangibles	358	357	1	0.3%	717	717	—	—%
Total operating expenses	$61,978	$53,347	$8,631	16.2%	$118,375	$102,431	$15,944	15.6%
Percentage of revenues	75.4%	81.1%			74.8%	81.5%

Research and Development

Research and development expenses increased $3.0 million, or 14.6%, and $5.3 million, or 12.8%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. For the three months ended June 30, 2024, the increase was primarily due to $1.3 million in higher costs for consulting and a $1.3 million increase in personnel-related costs (which includes stock-based compensation of $0.3 million), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. In addition, we incurred $0.3 million in higher costs for hosting and $0.1 million in higher various other net costs.

For the six months ended June 30, 2024, the increase was primarily due to $2.5 million in higher costs for consulting, a $2.3 million increase in personnel-related costs (which includes stock-based compensation of $0.5 million), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation, $0.4 million in higher hosting costs, and $0.1 million in higher various other net costs.

Sales and Marketing

Sales and marketing expenses increased $3.1 million, or 22.2%, and $6.0 million, or 24.4%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. For the three months ended June 30, 2024, the increase was primarily due to a $2.2 million increase in personnel-related costs (which includes stock-based compensation of $0.5 million), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.5 million in higher costs related to industry conferences and trade shows, including enhanced client experiences at our in-person client conference, Co:lab, $0.3 million in higher travel costs for the sales team, and $0.1 million in higher various other net costs.

For the six months ended June 30, 2024, the increase was primarily due to a $4.0 million increase in personnel-related costs (which includes stock-based compensation of $0.9 million), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.8 million in higher consulting costs, $0.7 million in higher travel costs for the sales team, and $0.5 million in higher costs related to industry conferences and trade shows, including enhanced client experiences at our in-person client conference, Co:lab.

General and Administrative

General and administrative expenses increased by $2.4 million, or 13.2%, and $4.6 million, or 13.1%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. For the three months ended June 30, 2024, the increase was primarily due to a $2.2 million increase in personnel-related costs (which includes stock-based compensation of $1.6 million), $0.3 million of higher software costs, $0.2 million in higher audit and consulting costs, and $0.2 million in higher various other costs. These expenses were partially offset by a decrease of $0.3 million in facilities costs and a decrease of $0.2 million in insurance costs.

For the six months ended June 30, 2024, the increase was primarily due to a $3.7 million increase in personnel-related costs (which includes stock-based compensation of $3.2 million), $0.9 million in higher audit and consulting costs, $0.6 million in higher software costs, and $0.2 million in higher various other costs. These expenses were partially offset by a decrease of $0.4 million in facilities costs and a decrease of $0.4 million in insurance costs.

Acquisition-Related Expenses

Acquisition-related expenses increased $0.1 million for the three months ended June 30, 2024 and decreased by less than $0.1 million for the six months ended June 30, 2024, compared to the same periods in 2023.

For the three months ended June 30, 2024, we incurred $0.1 million of acquisition-related expenses. We incurred less than $0.1 million of acquisition-related expenses for the three months ended June 30, 2023.

For the six months ended June 30, 2024, we incurred $0.2 million of acquisition-related expenses. For the six months ended June 30, 2023, we incurred $0.2 million of acquisition-related expenses related to legal, consulting, and professional fees for the acquisition of Segmint.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $0.4 million and $0.7 million for the three and six months ended June 30, 2024 and 2023, respectively.

Non-Operating Income (Expense), Net

Non-operating income increased $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. For the three months ended June 30, 2024, the increase was primarily due to a $1.0 million increase in net interest income, partially offset by a $0.1 million increase in loss on financial instruments related to marketable securities.

For the six months ended June 30, 2024, the increase was primarily due to a $2.0 million increase in net interest income, partially offset by a $0.2 million increase in loss on financial instruments related to marketable securities.

Provision for Income Taxes

The Company recorded income tax expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, resulting in an effective tax rate of (1.5)% and (1.6)%, respectively, compared to income tax expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, resulting in an effective tax rate of (0.5)% and (0.8)%, respectively.

Our effective tax rate for the three and six months ended June 30, 2024 and June 30, 2023 differs from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense.

Liquidity and Capital Resources

As of June 30, 2024, we had $87.4 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $459.1 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

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

We believe that our existing cash resources, including our Second Amended Credit Agreement, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for the short term (at least the next 12 months) and longer term (beyond the next 12 months). We may, from time to time, seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$1,499	$(15,325)
Net cash provided by (used in) investing activities	$22,275	$(96)
Net cash used in financing activities	$(3,269)	$(4,020)

Net Cash Provided by (Used in) Operating Activities

During the six months ended June 30, 2024, net cash provided by operating activities was $1.5 million, which consisted of a net loss of $23.8 million, adjusted by non-cash charges of $33.1 million and net cash outflows from the change in net operating assets and liabilities of $7.8 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $5.2 million, stock-based compensation expense of $28.6 million, and net other non-cash charges of $0.1 million, partially offset by accrued interest on marketable securities, net of $0.8 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $3.5 million increase in accounts receivable, a $3.8 million increase in prepaid expenses and other current assets, a $0.7 million decrease in accounts payable and accrued liabilities and a $2.6 million increase in deferred costs, partially offset by a $2.6 million increase in deferred revenues.

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

Net Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $22.3 million, primarily consisting of $41.6 million in proceeds from maturities and redemptions of marketable securities, partially offset by $15.6 million in purchases of marketable securities, $3.0 million related to capitalized software development costs and $0.7 million related to capital expenditures related to updates for computer and other equipment.

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

Net Cash Used in Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities was $3.3 million, which was primarily due to $12.8 million in payments for taxes related to net settlement of equity awards, partially offset by $6.9 million in proceeds from the exercise of stock options to purchase 1.0 million shares of our common stock and proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”) of $2.6 million.

For the six months ended June 30, 2023, net cash used in financing activities was $4.0 million, which was primarily due to payments for taxes related to net settlement of equity awards of $6.8 million, principal payments on debt of $1.1 million, debt issuance costs paid of $0.4 million and payments of holdback funds for acquisitions of $1.0 million, partially offset by proceeds of $2.8 million from the exercise of stock options to purchase 0.8 million shares of our common stock and proceeds from issuances under the ESPP of $2.4 million.

Amended Credit Agreement

On June 27, 2023, the Company entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement, dated as of April 29, 2022 (as amended by the First Amendment, the “Amended Credit Agreement”), with Silicon Valley Bank (“SVB”), Comerica Bank and Canadian Imperial Bank of Commerce. The First Amendment provided for Citibank, N.A. to join as a new lender, increased the amount of the Revolving Facility (as defined below) commitment by $20.0 million and extended the maturity date of the Amended Credit Agreement to April 29, 2026, as well as other changes discussed below. The Amended Credit Agreement, inclusive of changes established by the First Amendment, includes the following, among other features:
•Revolving Facility: The Amended Credit Agreement provides $60.0 million in aggregate commitments for secured revolving loans (“Revolving Facility”), of which there were no outstanding borrowings as of June 30, 2024.
•Term Loan: A term loan of $85.0 million (the “Term Loan”) was borrowed on April 29, 2022, the proceeds of which were used to replenish cash used to fund the acquisition of Segmint, which closed on April 25, 2022. On December 29, 2023, the Company paid the remaining outstanding principal balance of its term loan of $82.9 million.
•Accordion Feature: The Amended Credit Agreement also permits the Company, subject to certain conditions, to request additional revolving loan commitments in an aggregate principal amount of up to $50.0 million, of which there were no outstanding borrowings as of June 30, 2024.

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

The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of June 30, 2024.

On July 1, 2024, the Company entered into a Second Amendment (the “Second Amendment”) to the Amended Credit Agreement (as amended by the Amendment, the “Second Amended Credit Agreement”). Among other changes, the Second Amendment (i) extends the maturity date of the revolving commitment from April 29, 2026 to April 29, 2027, (ii) increases the amount of the revolving loan commitment by $65.0 million, for a total commitment of $125.0 million, (iii) increases the accordion feature from $50.0 million to $100.0 million of funds available to request, (iv) modifies certain existing covenants, including increasing the minimum trailing four quarters free cash flow requirement to $(25.0) million, and (v) for any fiscal quarter ending after the Financial Covenant Trigger Date (which has been extended to April 28, 2026 or such earlier date as designated by the Company), replaces compliance with a fixed charge coverage ratio with compliance of a minimum interest coverage ratio of 3.0x.

Total interest expense, including commitment fees and unused line fees, for the three and six months ended June 30, 2024 was $0.1 million and $0.1 million, respectively, and $1.8 million and $3.6 million for the three and six months ended June 30, 2023, respectively. In conjunction with closing the Amended Credit Agreement in 2022 and the First Amendment in 2023, we incurred issuance costs of $0.8 million and $0.3 million, respectively, which were deferred and were scheduled to be amortized over the remaining term of the agreement. Unamortized debt issuance costs totaled $0.2 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively. Amortization expense was $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of June 30, 2024, compared to those discussed as of December 31, 2023 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

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

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date when we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Based on the market value of our common stock held by non-affiliates as of June 30, 2024, we will cease to qualify as an emerging growth company as of December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

We are subject to interest rate risk in connection with our Second Amended Credit Agreement. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under our Second Amended Credit Agreement are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements. Our cash, cash equivalents and restricted cash consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, restricted cash and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2024, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.1*	Second Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the several Lenders from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of July 1, 2024.	8-K/A	001-40321	10.1	7/3/2024
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Alkami Technology, Inc.

Date:	August 1, 2024	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2024	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)