Form 10-Q
period 2024-09-30
ALKAMI TECHNOLOGY, INC.
filed 2024-10-31
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of September 30, 2024 was 100,496,654.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$80,956	$40,927
Marketable securities	20,033	51,196
Accounts receivable, net	42,408	35,499
Deferred costs, current	12,046	10,329
Prepaid expenses and other current assets	13,563	10,634
Total current assets	169,006	148,585
Property and equipment, net	21,038	16,946
Right-of-use assets	14,875	15,754
Deferred costs, net of current portion	34,666	30,734
Intangibles, net	30,718	35,807
Goodwill	148,050	148,050
Other assets	3,840	3,949
Total assets	$422,193	$399,825
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,591	$7,478
Accrued liabilities	28,049	19,763
Deferred revenues, current portion	13,088	10,984
Lease liabilities, current portion	1,309	1,205
Total current liabilities	48,037	39,430
Deferred revenues, net of current portion	16,267	15,384
Deferred income taxes	1,774	1,713
Lease liabilities, net of current portion	17,395	18,052
Other non-current liabilities	216	305
Total liabilities	83,689	74,884
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; and 100,496,654 and 96,722,098 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	100	97
Additional paid-in capital	806,962	760,210
Accumulated deficit	(468,558)	(435,366)
Total stockholders’ equity	338,504	324,941
Total liabilities and stockholders' equity	$422,193	$399,825

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

1

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$85,906	$67,703	$244,193	$193,462
Cost of revenues(1)	35,289	31,153	100,773	89,300
Gross profit	50,617	36,550	143,420	104,162
Operating expenses:
Research and development	24,133	21,755	70,862	63,170
Sales and marketing	14,406	11,933	45,213	36,694
General and administrative	22,147	18,290	62,074	53,608
Acquisition-related expenses	—	—	195	220
Amortization of acquired intangibles	359	359	1,076	1,076
Total operating expenses	61,045	52,337	179,420	154,768
Loss from operations	(10,428)	(15,787)	(36,000)	(50,606)
Non-operating income (expense):
Interest income	1,147	2,080	3,490	5,822
Interest expense	(180)	(1,931)	(327)	(5,514)
Gain on financial instruments	—	201	—	421
Loss before income taxes	(9,461)	(15,437)	(32,837)	(49,877)
Provision (benefit) for income taxes	(19)	39	355	323
Net loss	$(9,442)	$(15,476)	$(33,192)	$(50,200)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.16)	$(0.34)	$(0.54)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	99,435,002	94,675,358	98,165,903	93,477,486
(1) Includes amortization of acquired technology of $1.3 million for both the three months ended September 30, 2024 and 2023, and $4.0 million for both the nine months ended September 30, 2024 and 2023.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

2

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(UNAUDITED)

	Three months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance June 30, 2024	98,985,370	$99	$786,201	$(459,116)	$327,184
Stock-based compensation	—	—	15,633	—	15,633
Issuance of common stock upon restricted stock unit vesting	716,460	1	(1)	—	—
Exercised stock options	794,824	—	5,154		5,154
Payments for taxes related to net settlement of equity awards	—	—	(25)	—	(25)
Net loss	—	—	—	(9,442)	(9,442)
Balance September 30, 2024	100,496,654	$100	$806,962	$(468,558)	$338,504

	Three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance June 30, 2023	94,228,876	$94	$729,607	$(407,177)	$322,524
Stock-based compensation	—	—	14,326	—	14,326
Issuance of common stock upon restricted stock unit vesting	484,736	—	(1)	—	(1)
Exercised stock options	648,175	1	4,484	—	4,485
Payments for taxes related to net settlement of equity awards	—	—	(4,204)	—	(4,204)
Net loss	—	—	—	(15,476)	(15,476)
Balance September 30, 2023	95,361,787	$95	$744,212	$(422,653)	$321,654

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2023	96,722,098	$97	$760,210	$(435,366)	$324,941
Stock-based compensation	—	—	44,895	—	44,895
Issuance of common stock upon restricted stock unit vesting	1,737,951	2	(2)	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	216,174	—	2,598	—	2,598
Exercised stock options	1,820,431	1	12,081	—	12,082
Payments for taxes related to net settlement of equity awards	—	—	(12,820)	—	(12,820)
Net loss	—	—	—	(33,192)	(33,192)
Balance September 30, 2024	100,496,654	$100	$806,962	$(468,558)	$338,504

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2022	92,112,749	$92	$706,407	$(372,453)	$334,046
Stock-based compensation	—	—	39,143	—	39,143
Issuance of common stock upon restricted stock unit vesting	1,488,164	1	(1)	—	—
Common stock issued under ESPP	271,880	—	2,407		2,407
Exercised stock options	1,488,994	2	7,285	—	7,287
Payments for taxes related to net settlement of equity awards	—	—	(11,029)	—	(11,029)
Net loss	—	—	—	(50,200)	(50,200)
Balance September 30, 2023	95,361,787	$95	$744,212	$(422,653)	$321,654
The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.
3

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,192)	$(50,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,854	7,841
Accrued interest on marketable securities, net	(928)	(2,059)
Stock-based compensation expense	43,822	37,914
Amortization of debt issuance costs	161	110
Gain on financial instruments	—	(430)
Gain on lease modification	—	(375)
Deferred taxes	61	118
Changes in operating assets and liabilities:
Accounts receivable	(6,909)	(5,020)
Prepaid expenses and other current assets	(2,619)	(2,631)
Accounts payable and accrued liabilities	6,316	5,223
Deferred costs	(5,067)	(3,959)
Deferred revenues	2,987	1,271
Net cash provided by (used in) operating activities	12,486	(12,197)
Cash flows from investing activities:
Purchase of marketable securities	(30,721)	(109,593)
Proceeds from sales, maturities and redemptions of marketable securities	62,812	97,852
Purchases of property and equipment	(1,036)	(774)
Capitalized software development costs(1)	(5,009)	(3,843)
Net cash provided by (used in) investing activities	26,046	(16,358)
Cash flows from financing activities:
Principal payments on debt	—	(2,125)
Debt issuance costs paid	(363)	(341)
Proceeds from ESPP issuances	2,598	2,407
Payment of holdback funds from acquisition	—	(1,000)
Payments for taxes related to net settlement of equity awards	(12,820)	(11,029)
Proceeds from stock option exercises	12,082	7,287
Net cash provided by (used in) financing activities	1,497	(4,801)
Net increase (decrease) in cash and cash equivalents and restricted cash	40,029	(33,356)
Cash and cash equivalents and restricted cash, beginning of period	40,927	112,337
Cash and cash equivalents and restricted cash, end of period	$80,956	$78,981

(1) See Note 3 for additional information regarding non-cash investing activities for the nine months ended September 30, 2024 and 2023 related to capitalized software development costs.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 amended the existing segment reporting requirements by requiring disclosure of the significant segment expenses based on how management internally views segment information and by allowing the disclosure of more than one measure of segment profit or loss, as well as by expanding the interim period segment requirements. The ASU also requires single-reportable segment entities to report the disclosures required under ASC Topic 280, Segment Reporting. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact the updated standard will have on its financial statement disclosures.

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

Note 3. Property and Equipment, Net

Depreciation and amortization expense was $1.0 million and $2.8 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2023, respectively.

Property and equipment, net, includes the following amounts at September 30, 2024 and December 31, 2023:

(in thousands)	Useful Life	September 30, 2024	December 31, 2023
Software	2 to 5 years	$198	$920
Capitalized software development costs	5 years	17,895	12,263
Computers and equipment	3 years	2,336	6,359
Furniture and fixtures	5 years	426	3,988
Leasehold improvements	3 to 10 years	10,228	12,312
		$31,083	$35,842
Less: accumulated depreciation and amortization		(10,045)	(18,896)
Property and equipment, net		$21,038	$16,946

For both the nine months ended September 30, 2024 and 2023, the Company had non-cash investing activities of $0.6 million for capitalized stock-based compensation related to capitalized software development costs. Additionally, the Company recognized stock-based compensation expense through the amortization of capitalized stock-based compensation associated with capitalized software development costs of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, and none for both the three and nine months ended September 30, 2023.

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

The following table disaggregates the Company's revenue by major source for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
SaaS subscription services	$82,054	$64,758	$233,437	$183,446
Implementation services	1,832	2,077	5,790	6,961
Other services	2,020	868	4,966	3,055
Total revenues	$85,906	$67,703	$244,193	$193,462

The Company recognized approximately $6.5 million of revenue during the nine months ended September 30, 2024 that was included in deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of September 30, 2024, the Company’s remaining performance obligation totaled approximately $1.3 billion. The Company expects to recognize approximately 47.0% of these remaining obligations as revenue over the next 24 months, an additional 35.4% in the next 25 to 48 months, and the remaining balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Contract assets totaled $1.2 million and $1.5 million as of September 30, 2024 and December 31, 2023, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Cost Recognition

The Company capitalized $3.1 million and $6.0 million in deferred commissions costs during the three and nine months ended September 30, 2024, respectively, and $1.6 million and $4.4 million for the three and nine months ended September 30, 2023, respectively, and recognized amortization of $1.3 million and $3.8 million during the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.7 million during the three and nine months ended September 30, 2023, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred costs in the accompanying condensed consolidated balance sheets in the amount of $23.4 million and $21.2 million as of September 30, 2024 and December 31, 2023, respectively.

The Company capitalized implementation costs of $2.4 million and $7.6 million during the three and nine months ended September 30, 2024, respectively, and $2.3 million and $6.4 million for the three and nine months ended September 30, 2023, respectively, and recognized amortization of $1.4 million and $4.1 million during the three and nine months ended September 30, 2024, respectively, and $1.3 million and $3.6 million for the three and nine months ended September 30, 2023, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred costs in the accompanying condensed consolidated balance sheets in the amount of $23.4 million and $19.8 million as of September 30, 2024 and December 31, 2023, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No material impairment losses were recognized in relation to these capitalized costs for the three and nine months ended September 30, 2024 and 2023.

Note 5. Accounts Receivable

Accounts receivable includes the following amounts at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023
Trade accounts receivable	$33,927	$30,111
Unbilled receivables	8,712	5,975
Total receivables	42,639	36,086
Allowance for credit losses	(27)	(59)
Reserve for estimated credits	(204)	(528)
	$42,408	$35,499

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023
Bonus accrual	$10,733	$7,798
Accrued vendor purchases	121	174
Commissions accrual	1,072	2,026
Accrued hosting services	1,739	428
Client credit liability	484	660
Accrued consulting and professional fees	444	713
Accrued tax liabilities	584	1,166
ESPP liability	1,751	682
Other accrued liabilities	11,121	6,116
Total accrued liabilities	$28,049	$19,763

Note 7. Debt

On July 1, 2024, the Company entered into a Second Amendment (the “Second Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended, the “Amended Credit Agreement”), with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, and other lenders party thereto. The Second Amendment, among other things, (i) extended the maturity date of the Revolving Facility from April 29, 2026 to April 29, 2027, (ii) increased the amount of the Revolving Facility commitment by $65.0 million, for a total revolving loan commitment of $125.0 million, (iii) increased the accordion feature from $50.0 million to $100.0 million, (iv) modified certain existing covenants, including increasing the minimum trailing four quarters free cash flow requirement to $(25.0) million, and (v) for any fiscal quarter ending after the financial covenant trigger date (which was extended to April 28, 2026 or such earlier date as designated by the Company) (the “Financial Covenant Trigger Date”), replaced compliance with a fixed charge coverage ratio with compliance of a minimum interest coverage ratio of 3.0x. Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. The Amended Credit Agreement previously provided for a term loan, which was fully repaid in December 2023 and cannot be re-borrowed. The Company has no outstanding borrowings as of September 30, 2024 related to the Amended Credit Agreement.

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

The Amended Credit Agreement contains customary affirmative and negative covenants. Before the Financial Covenant Trigger Date, the following covenants are applicable: (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year; and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $20.0 million or more. After the Financial Covenant Trigger Date, the existing annual recurring revenue growth and liquidity financial covenants are no longer applicable, and the following covenants take effect: (i) a consolidated total leverage ratio requiring the ratio, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be less than 3.50:1.00; and (ii) a consolidated interest coverage ratio requiring the ratio, for any fiscal quarter ending as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be more than 3.00:1.00.

The Second Amendment revised the free cash flow covenant, as calculated at the last day of each fiscal quarter for the period of 12 consecutive months then ending, requiring free cash flow to be not less than $(25.0) million for the fiscal quarter ended September 30, 2024 and each fiscal quarter ending thereafter.

The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of September 30, 2024.

Note 8. Stockholders' Equity

Equity Compensation Plans

Stock-based compensation expense was included in the condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$1,407	$1,507	$3,932	$4,140
Research and development	4,492	4,116	12,746	11,854
Sales and marketing	2,327	1,906	6,649	5,309
General and administrative	7,031	6,389	20,495	16,611
Total stock-based compensation expenses	$15,257	$13,918	$43,822	$37,914

Note 9. Income Taxes

The Company recorded an income tax benefit of less than $0.1 million and income tax expense of $0.4 million for the three and nine months ended September 30, 2024, respectively, resulting in an effective tax rate of 0.2% and (1.1)%, respectively, compared to income tax expense of less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, resulting in an effective tax rate of (0.3)% and (0.6)%, respectively.

The Company’s effective tax rate for the three and nine months ended September 30, 2024 and 2023 differs from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense.

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

Note 10. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Cash equivalents include amounts held in money market accounts that are measured at fair value using observable market prices. Marketable securities include debt securities that are measured at fair value using observable inputs.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$71,497	$71,497	$—	$—
Marketable securities:
Corporate bonds	4,315	—	4,315	—
Commercial paper	786	—	786	—
U.S. Treasury debt securities	14,932	14,932	—	—
Total marketable securities	20,033	14,932	5,101	—
Total Assets	$91,530	$86,429	$5,101	$—
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

Note 11. Earnings Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for the three and nine months ended September 30, 2024 and 2023, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except shares and per share amounts)	2024	2023	2024	2023
Net loss	$(9,442)	$(15,476)	$(33,192)	$(50,200)
Weighted-average shares of common stock outstanding - basic and diluted	99,435,002	94,675,358	98,165,903	93,477,486
Net loss per common share - basic and diluted	$(0.09)	$(0.16)	$(0.34)	$(0.54)

The following potential shares of common stock were excluded from diluted net loss per share as the Company had a net loss in each of the periods presented:

	As of September 30,
	2024	2023
Stock options	2,058,570	4,688,972
Restricted Stock Units	6,848,002	8,074,490
ESPP	72,849	94,635
Total anti-dilutive common share equivalents	8,979,421	12,858,097

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

Note 13. Leases

The Company leases office space under non-cancellable operating leases for its corporate headquarters in Plano, Texas pursuant to a 10-year lease agreement, under which the Company leases approximately 125,468 square feet of office space with an initial term that expires on August 31, 2028, with the option to extend the lease for either two additional terms of five years each or one additional term of 10 years. Renewal options were not included in the right-of-use (“ROU”) asset and lease liability calculation.

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

Operating lease expense consisted of:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease expense	$672	$745	$2,015	$2,313
Short-term lease expense and other (1)	297	(22)	729	611
Total lease expense	$969	$723	$2,744	$2,924
(1) Other lease expense includes variable lease expense. The three and nine months ended September 30, 2023 include sublease income and a gain on lease modification.

Supplemental Cash Flow Information

	Nine months ended September 30,
Cash flow information (in thousands)	2024	2023
Cash paid for operating lease liabilities	$1,993	$2,924
Non-cash adjustment to operating lease right-of-use assets from lease modification(1)	$—	$3,108
(1) For the nine months ended September 30, 2023, the non-cash adjustment includes an increase of $8.0 million related to the extension of the office space lease to 2033 for the remaining leased space, net of a $4.9 million decrease related to the reduction of the leased space effective December 31, 2023.

The future maturities of operating lease liabilities are as follows:

(in thousands)	September 30, 2024
2024 (three months remaining)	$672
2025	2,707
2026	2,648
2027	2,620
2028	2,777
Thereafter	14,981
Total minimum lease payments	26,405
Less: present value discount	(7,701)
Total lease liability balance	$18,704

Note 14. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted as of September 30, 2024. Goodwill had a carrying value of $148.1 million as of both September 30, 2024 and December 31, 2023.

Total intangibles, net, consisted of the following as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(3,843)	$16,627
Developed Technology	27,700	(14,165)	13,535
Tradenames	750	(219)	531
Total amortizable intangible assets	48,920	(18,227)	30,693
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$48,945	$(18,227)	$30,718

	As of December 31, 2023
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(2,820)	$17,650
Developed Technology	27,700	(10,151)	17,549
Tradenames	750	(167)	583
Total amortizable intangible assets	48,920	(13,138)	35,782
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$48,945	$(13,138)	$35,807

Amortization expense recognized on intangible assets was $1.7 million and $5.1 million for the three and nine months ended September 30, 2024, respectively, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2023, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2024 (three months remaining)	$1,697
2025	6,786
2026	6,554
2027	3,162
2028	1,435
Thereafter	11,059
$30,693

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
•our limited operating history, our history of operating losses and our ability to use our net operating loss carryforwards;
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

•Integrations: Scalability and extensibility driven by more than 300 real-time integrations to back-office systems and third-party fintech solutions as of September 30, 2024, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We derive our Alkami Digital Banking Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of September 30, 2024. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. In these cases, our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended September 30, 2024 and 2023, our total revenues were $85.9 million and $67.7 million, respectively, representing a 26.9% increase period-over-period. For the nine months ended September 30, 2024 and 2023, our total revenues were $244.2 million and $193.5 million, respectively, representing an increase of 26.2% period-over-period. SaaS subscription revenues, as further described below, represented 95.5% and 95.6% of total revenues for the three and nine months ended September 30, 2024, respectively, and 95.7% and 94.8% of total revenues for the three and nine months ended September 30, 2023, respectively. We incurred net losses of $9.4 million and $33.2 million for the three and nine months ended September 30, 2024, respectively, and net losses of $15.5 million and $50.2 million for the three and nine months ended September 30, 2023, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

Second Amendment to Amended and Restated Credit Agreement: On July 1, 2024, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement dated as of April 29, 2022, which, among other things, extended the maturity date of the revolving commitment, increased the amount of the revolving loan commitment, increased the according feature, and modified certain existing covenants. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional details.

Secondary Offering of Common Stock: On August 8, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and entities affiliated with General Atlantic, L.P., S3 Ventures Fund III, L.P., George B. Kaiser and Brian R. Smith (collectively, the “Selling Stockholders”), relating to an underwritten secondary offering (the “Offering”) of an aggregate of 5 million shares (the “Shares”) of the Company’s common stock. Pursuant to the Underwriting Agreement, the Selling Stockholders sold all 5 million Shares. The Offering closed on August 12, 2024, and the Company did not receive any of the proceeds from the sale of the Shares by the Selling Stockholders.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of September 30, 2024, we served 266 FIs through the Alkami Digital Banking Platform and over 700 clients when including unique clients only subscribing to one or a combination of ACH Alert, MK or Segmint products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 300 integrations as of September 30, 2024 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had 14 and 26 client renewals for the three and nine months ended September 30, 2024, respectively. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 28.1% and 29.0% of our revenues for the three and nine months ended September 30, 2024, respectively. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

Our client relationships are predominantly based on multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of approximately 70 months as of September 30, 2024. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. Subscription services are recognized over time on a ratable basis over the client agreement term beginning on the date our solution is made available to our client. The promised consideration may include fixed or variable amounts. For our clients with enterprise license contracts, they are invoiced on an agreed upon monthly rate throughout the contract term, which may include fixed monthly or annual rate escalations. Fixed dollar or percentage escalations that are not based on registered users are considered part of the fixed transaction price and recognized on a straight-line basis over the SaaS subscription period evenly. The majority of our client contracts are based on registered users, which we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual client minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services, which are recognized on a straight-line basis over the contract term.

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

The following table disaggregates our revenues for the three and nine months ended September 30, 2024 and 2023 by major source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
SaaS subscription services	$82,054	$64,758	$233,437	$183,446
Implementation services	1,832	2,077	5,790	6,961
Other services	2,020	868	4,966	3,055
Total revenues	$85,906	$67,703	$244,193	$193,462

See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.

Cost of Revenues and Gross Margin

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses, stock-based compensation, travel and related costs for employees supporting our SaaS subscription, implementation and other services. This includes the costs of our implementation, client support and development personnel responsible for maintaining and releasing updates to our platform, as well as third-party cloud-based hosting services. Cost of revenues also includes the direct costs of bill-pay services and other third-party intellectual property included in our solutions, depreciation, and the amortization of acquired technology.

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

We intend to continue to increase our investments in our implementation, client support teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three and nine months ended September 30, 2024 was 58.9% and 58.7%, respectively, and 54.0% and 53.8% for the three and nine months ended September 30, 2023, respectively.

The major components of cost of revenues are represented in the following table as percentages of revenues for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Cost component as a % of revenue)	2024	2023	2024	2023
Third-party hosting services	5.7%	7.8%	6.0%	7.7%
Direct costs of bill-pay and other third-party intellectual property	18.6%	17.4%	18.2%	17.4%
Implementation and client support teams	9.4%	12.6%	9.5%	13.0%
Development team (maintenance and updates)	3.5%	3.4%	3.7%	3.3%
Amortization	2.3%	2.5%	2.3%	2.6%
Stock-based compensation	1.6%	2.2%	1.6%	2.1%
Depreciation	—%	0.1%	—%	0.1%

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

General and Administrative. General and administrative expenses consist primarily of personnel-related costs for our executive, finance, legal, human resources, information technology, security and compliance and other administrative employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. General and administrative expenses also include accounting, auditing and legal professional services fees, secondary offering costs, travel and other unallocated corporate-related expenses, such as the cost of our facilities, employee relations, corporate telecommunication and software. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees.

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

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income from our cash balances, interest expense from borrowings under our revolving line of credit, amortization of deferred debt costs, unrealized gains or losses on marketable securities and realized gains on sales of marketable securities.

Provision for Income Taxes

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets and state tax expense. As a result of our valuation allowance, provision for income taxes consists primarily of state income taxes and deferred taxes related to the tax amortization of acquired goodwill.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected condensed consolidated statements of operations data for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues	$85,906	$67,703	$244,193	$193,462
Cost of revenues (1) (2)	35,289	31,153	100,773	89,300
Gross profit	50,617	36,550	143,420	104,162
Operating expenses (2):
Research and development	24,133	21,755	70,862	63,170
Sales and marketing	14,406	11,933	45,213	36,694
General and administrative	22,147	18,290	62,074	53,608
Acquisition-related expenses	—	—	195	220
Amortization of acquired intangibles	359	359	1,076	1,076
Total operating expenses	61,045	52,337	179,420	154,768
Loss from operations	(10,428)	(15,787)	(36,000)	(50,606)
Non-operating income (expense):
Interest income	1,147	2,080	3,490	5,822
Interest expense	(180)	(1,931)	(327)	(5,514)
Gain on financial instruments	—	201	—	421
Loss before income taxes	(9,461)	(15,437)	(32,837)	(49,877)
Provision (benefit) for income taxes	(19)	39	355	323
Net loss	$(9,442)	$(15,476)	$(33,192)	$(50,200)

(1) Includes amortization of acquired technology of $1.3 million for both the three months ended September 30, 2024 and 2023, and $4.0 million for both the nine months ended September 30, 2024 and 2023.

(2) Includes stock-based compensation expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$1,407	$1,507	$3,932	$4,140
Research and development	4,492	4,116	12,746	11,854
Sales and marketing	2,327	1,906	6,649	5,309
General and administrative	7,031	6,389	20,495	16,611
Total stock-based compensation expenses	$15,257	$13,918	$43,822	$37,914

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(9,442)	$(15,476)	$(33,192)	$(50,200)
Provision (benefit) for income taxes	(19)	39	355	323
Gain on financial instruments	—	(201)	—	(421)
Interest income, net	(967)	(149)	(3,163)	(308)
Depreciation and amortization	2,679	2,695	7,854	7,841
Stock-based compensation expense	15,257	13,918	43,822	37,914
Secondary offering costs(1)	810	—	810	—
Acquisition-related expenses	—	—	195	220
Adjusted EBITDA (2)	$8,318	$826	$16,681	$(4,631)

(1) Pursuant to the requirements of the Fourth Amended and Restated Investors’ Rights Agreement, dated as of September 24, 2020, by and among the Company and the investors listed therein, the Company incurred secondary offering costs on behalf of the Selling Stockholders related to the Offering.
(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision (benefit) for income taxes; gain on financial instruments; interest income, net; depreciation and amortization; stock-based compensation expense; secondary offering costs; and acquisition-related expenses. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $8.3 million and $16.7 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $(4.6) million for the three and nine months ended September 30, 2023, respectively.

Annual Recurring Revenue (ARR). We calculate ARR by aggregating annualized recurring revenue related to SaaS subscription services recognized in the last month of the reporting period, as well as the next 12 months of expected implementation services revenues in the last month of the reporting period. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR was $342.1 million as of September 30, 2024 and $275.0 million as of September 30, 2023, an increase of $67.1 million, or 24.4%.

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time. We had 19.5 million registered users as of September 30, 2024 and 16.9 million as of September 30, 2023, an increase of 2.6 million, or 15.4%.

Revenue per Registered User (RPU). We calculate RPU by dividing ARR as of the last day of the reporting period by the number of registered users as of the last day of the reporting period. We believe RPU provides important information about our ability to grow the number of software products adopted by new clients over time, as well as our ability to expand the number of software products that our existing clients add to their contracts with us over time. RPU was $17.54 as of September 30, 2024 and $16.28 as of September 30, 2023, an increase of $1.26, or 7.7%.

Comparison of Three and Nine Months ended September 30, 2024 and 2023

Revenues

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$85,906	$67,703	$18,203	26.9%	$244,193	$193,462	$50,731	26.2%

	September 30,
	2024	2023
Annual Recurring Revenue (ARR)	$342,101	$274,976	$67,125	24.4%
Registered Users	19,499	16,891	2,608	15.4%
Revenue per Registered User (RPU)	$17.54	$16.28	$1.26	7.7%

Revenues increased $18.2 million, or 26.9%, and $50.7 million, or 26.2%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.

The increase of $18.2 million in revenues for the three months ended September 30, 2024 was primarily due to registered user growth from new and existing clients, and RPU growth.

The increase of $50.7 million for the nine months ended September 30, 2024 was primarily due to registered user growth of 2.6 million when compared to September 30, 2023, comprised of 1.4 million in registered user growth from existing clients and 1.2 million in registered users from new clients implemented through our digital banking platform (contractual minimums). In addition, increased revenues were due to RPU growth of 7.7% when compared to September 30, 2023. RPU growth was primarily driven by cross-sell activity to existing clients and higher average RPU of new clients implemented on our digital banking platform compared to aggregate RPU. The average RPU of users from new clients implemented on our digital platform in the last 12 months of $19.12 as of September 30, 2024, is 9.0% higher than the aggregate RPU as of September 30, 2024.

Cost of Revenues and Gross Margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of revenues	$35,289	$31,153	$4,136	13.3%	$100,773	$89,300	$11,473	12.8%
Percentage of revenues	41.1%	46.0%	(4.9)%	(10.7)%	41.3%	46.2%	(4.9)%	(10.6)%

Cost of Revenues

Cost of revenues increased $4.1 million, or 13.3%, and $11.5 million, or 12.8%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Our revenue growth outpaced our cost of revenues growth, leading to an improved gross margin of 58.9% and 58.7% for the three and nine months ended September 30, 2024, respectively, compared to a gross margin of 54.0% and 53.8% for the same periods in 2023, respectively.

The increase in cost of revenues for the three months ended September 30, 2024 was primarily driven by $4.2 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform and $0.3 million in higher various other costs. These expenses were partially offset by lower hosting costs of $0.4 million.

The increase in cost of revenues for the nine months ended September 30, 2024 was primarily driven by $10.7 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform and $1.1 million in higher various other costs. These expenses were partially offset by lower hosting costs of $0.3 million.

Operating Expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
($ in thousands)
Research and development	$24,133	$21,755	$2,378	10.9%	$70,862	$63,170	$7,692	12.2%
Sales and marketing	14,406	11,933	2,473	20.7%	45,213	36,694	8,519	23.2%
General and administrative	22,147	18,290	3,857	21.1%	62,074	53,608	8,466	15.8%
Acquisition-related expenses	—	—	—	—%	195	220	(25)	(11.4)%
Amortization of acquired intangibles	359	359	—	—%	1,076	1,076	—	—%
Total operating expenses	$61,045	$52,337	$8,708	16.6%	$179,420	$154,768	$24,652	15.9%
Percentage of revenues	71.1%	77.3%			73.5%	80.0%

Research and Development

Research and development expenses increased $2.4 million, or 10.9%, and $7.7 million, or 12.2%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. For the three months ended September 30, 2024, the increase was primarily due to $1.4 million in higher costs for consulting and a $1.4 million increase in personnel-related costs (which includes stock-based compensation of $0.4 million), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation. In addition, we incurred $0.3 million in higher hosting costs. These expenses were partially offset by lower various other net costs of $0.7 million.

For the nine months ended September 30, 2024, the increase was primarily due to $3.9 million in higher costs for consulting, a $3.8 million increase in personnel-related costs (which includes stock-based compensation of $0.9 million), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation and $0.7 million in higher hosting costs. These expenses were partially offset by lower various other net costs of $0.6 million.

Sales and Marketing

Sales and marketing expenses increased $2.5 million, or 20.7%, and $8.5 million, or 23.2%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. For the three months ended September 30, 2024, the increase was primarily due to a $2.1 million increase in personnel-related costs (which includes stock-based compensation of $0.4 million), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.5 million in higher consulting costs. These expenses were partially offset by lower various other net costs of $0.1 million.

For the nine months ended September 30, 2024, the increase was primarily due to a $6.1 million increase in personnel-related costs (which includes stock-based compensation of $1.3 million), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $1.4 million in higher consulting costs, $0.9 million in higher travel costs for the sales team, and $0.4 million in higher costs related to industry conferences and trade shows, including enhanced client experiences at our in-person client conference, Co:lab. These expenses were partially offset by lower various other net costs of $0.3 million.

General and Administrative

General and administrative expenses increased by $3.9 million, or 21.1%, and $8.5 million, or 15.8%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. For the three months ended September 30, 2024, the increase was primarily due to a $1.4 million increase in personnel-related costs (which includes stock-based compensation of $0.6 million), $0.8 million of higher software costs, $0.8 million of secondary offering costs, $0.7 million in higher audit and consulting costs, and $0.2 million in higher various other net costs.

For the nine months ended September 30, 2024, the increase was primarily due to a $5.1 million increase in personnel-related costs (which includes stock-based compensation of $3.9 million), $1.6 million in higher audit and consulting costs, $1.4 million in higher software costs, and $0.8 million of secondary offering costs. These expenses were partially offset by lower various other net costs of $0.4 million.

Acquisition-Related Expenses

Acquisition-related expenses was $0.2 million for both the nine months ended September 30, 2024 and 2023.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $0.4 million for both the three months ended September 30, 2024 and 2023 and $1.1 million for both the nine months ended September 30, 2024 and 2023.

Non-Operating Income (Expense), Net

Non-operating income increased $0.6 million and $2.4 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. For the three months ended September 30, 2024, the increase was primarily due to a $0.8 million increase in net interest income, partially offset by a $0.2 million reduction in gain on financial instruments related to marketable securities.

For the nine months ended September 30, 2024, the increase was primarily due to a $2.9 million increase in net interest income, partially offset by a $0.4 million reduction in gains on financial instruments related to marketable securities.

Provision for Income Taxes

The Company recorded an income tax benefit of less than $0.1 million and income tax expense of $0.4 million for the three and nine months ended September 30, 2024, respectively, resulting in an effective tax rate of 0.2% and (1.1)%, respectively, compared to income tax expense of less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, resulting in an effective tax rate of (0.3)% and (0.6)%, respectively.

Our effective tax rate for the three and nine months ended September 30, 2024 and September 30, 2023 differs from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense.

Liquidity and Capital Resources

As of September 30, 2024, we had $101.0 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $468.6 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$12,486	$(12,197)
Net cash provided by (used in) investing activities	$26,046	$(16,358)
Net cash provided by (used in) financing activities	$1,497	$(4,801)

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2024, net cash provided by operating activities was $12.5 million, which consisted of a net loss of $33.2 million, adjusted by non-cash charges of $51.0 million and net cash outflows from the change in net operating assets and liabilities of $5.3 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $7.9 million, stock-based compensation expense of $43.8 million, and other non-cash charges of $0.2 million, partially offset by accrued interest on marketable securities, net of $0.9 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $6.9 million increase in accounts receivable, $5.1 million increase in deferred costs, and a $2.6 million increase in prepaid expenses and other current assets, partially offset by a $6.3 million increase in accounts payable and accrued liabilities and a $3.0 million increase in deferred revenues.

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

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $26.0 million, primarily consisting of $62.8 million in proceeds from maturities and redemptions of marketable securities, partially offset by $30.7 million in purchases of marketable securities, $5.0 million related to capitalized software development costs and $1.0 million related to capital expenditures related to updates for computer and other equipment.

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

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $1.5 million, which was primarily due to $12.1 million in proceeds from the exercise of stock options to purchase 1.8 million shares of our common stock and proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”) of $2.6 million, partially offset by $12.8 million in payments for taxes related to net settlement of equity awards and $0.4 million of debt issuance costs paid.

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

Amended Credit Agreement

On July 1, 2024, the Company entered into a Second Amendment (the “Second Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended, the “Amended Credit Agreement”), with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, and other lenders party thereto. The Second Amendment, among other things, (i) extended the maturity date of the Revolving Facility from April 29, 2026 to April 29, 2027, (ii) increased the amount of the Revolving Facility commitment by $65.0 million, for a total revolving loan commitment of $125.0 million, (iii) increased the accordion feature from $50.0 million to $100.0 million, (iv) modified certain existing covenants, including increasing the minimum trailing four quarters free cash flow requirement to $(25.0) million, and (v) for any fiscal quarter ending after the financial covenant trigger date (which was extended to April 28, 2026 or such earlier date as designated by the Company) (the “Financial Covenant Trigger Date”), replaced compliance with a fixed charge coverage ratio with compliance of a minimum interest coverage ratio of 3.0x. Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. The Amended Credit Agreement previously provided for a term loan, which was fully repaid in December 2023 and cannot be re-borrowed. The Company has no outstanding borrowings as of September 30, 2024 related to the Amended Credit Agreement.

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

The Amended Credit Agreement contains customary affirmative and negative covenants. Before the Financial Covenant Trigger Date, the following covenants are applicable: (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year; and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $20.0 million or more. After the Financial Covenant Trigger Date, the existing annual recurring revenue growth and liquidity financial covenants are no longer applicable, and the following covenants take effect: (i) a consolidated total leverage ratio requiring the ratio, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be less than 3.50:1.00; and (ii) a consolidated interest coverage ratio requiring the ratio, for any fiscal quarter ending as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be more than 3.00:1.00.

The Second Amendment revised the free cash flow covenant, as calculated at the last day of each fiscal quarter for the period of 12 consecutive months then ending, requiring free cash flow to be not less than $(25.0) million for the fiscal quarter ended September 30, 2024 and each fiscal quarter ending thereafter.

The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of September 30, 2024.

Total interest expense, including commitment fees and unused line fees, for the three and nine months ended September 30, 2024 was $0.2 million and $0.3 million, respectively, and $1.9 million and $5.5 million for the three and nine months ended September 30, 2023, respectively. In conjunction with closing the Amended Credit Agreement in 2022, First Amendment in 2023 and Second Amendment in 2024, we incurred issuance costs of $0.9 million, $0.3 million and $0.4 million, respectively, which were deferred and were scheduled to be amortized over the remaining term of the agreement. Unamortized debt issuance costs totaled $0.5 million and $0.3 million as of September 30, 2024 and December 31,

2023, respectively. Amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of September 30, 2024, compared to those discussed as of December 31, 2023 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2024, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 19, 2024, Alex Shootman, our Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Subject to certain conditions, the trading plan provides for the sale of up to 450,000 shares of our common stock through March 5, 2026, for a duration of 564 days.

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

Alkami Technology, Inc.

Date:	October 31, 2024	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2024	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)