Form 10-K
period 2024-12-31
ALKAMI TECHNOLOGY, INC.
filed 2025-02-28
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-40321
ALKAMI TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware		45-3060776
State or Other Jurisdiction of Incorporation or Organization		IRS Employer Identification No.

5601 Granite Parkway,	Suite 120
Plano,	TX	75204
Address of Principal Executive Offices		Zip Code
(877) 725-5264
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALKT	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market as of the last business day of the most recently completed second fiscal quarter, which was June 28, 2024, was $1.4 billion.
The number of shares of registrant’s common stock outstanding as of February 21, 2025 was 102,232,922
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders scheduled to be held on May 14, 2025, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify these statements by words such as "anticipates," "believes," "can," "commit," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.

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

During 2024, we established a new subsidiary in India to support potential future operational needs. As of December 31, 2024, this entity had immaterial operations and did not have a significant impact on our business operations.

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

•Integrations: Scalability and extensibility driven by more than 300 real-time integrations to back office systems and third-party fintech solutions as of December 31, 2024, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back-office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content, and other areas of monetization.

The Alkami Digital Banking Platform offers an end-to-end set of digital banking software products. Our typical relationship with an FI begins with a set of core functional components, which can extend over time to include a rounded suite of products across account opening, marketing, data insights, card experience, money movement, customer service, business banking, financial wellness, security and fraud protection and extensibility. Due to our architecture, adding products through our single code base is fast, simple and cost-effective, and we expect product penetration to continue to increase as we broaden our product suite. As of December 31, 2024, our client base, on average, used 14 of our 34 offered products. Our 2024 new client cohort has contracted, on average, for 20 of our offered products.

Our target clients include the top 2,500 FIs by assets excluding those with assets greater than $450 billion (“megabanks”). We had 272, 236 and 199 FIs as Alkami Digital Banking Platform clients as of December 31, 2024, 2023, and 2022, respectively.

We primarily go to market through an internal sales force. Given the long-term nature of our contracts for the Alkami Digital Banking Platform, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our revenues almost entirely from multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of approximately 70 months as of December 31, 2024. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement. Our ability to grow revenues through deeper client customer penetration and cross-sell allowed us to increase annual recurring revenue from existing digital banking clients as of December 31, 2023 to 113% as of December 31, 2024

To support our growth and capitalize on our market opportunity, we have increased our operating expenses across all aspects of our business. In research and development, we continue to focus on innovation and bringing novel capabilities to our platform, extending our product depth. Similarly, we continue to expand our sales and marketing organization focusing on new client wins, cross-selling opportunities and client renewals.

We had 20.0 million, 17.5 million, and 14.5 million live registered users as of December 31, 2024, 2023, and 2022, respectively, representing a growth rate for one of our key revenue drivers of 14.2% from 2023 to 2024 and 20.4% from 2022 to 2023. Our total revenues were $333.8 million, $264.8 million, and $204.3 million for 2024, 2023, and 2022, respectively, representing growth rates of 26.1% from 2023 to 2024 and 29.6% from 2022 to 2023. SaaS subscription services, as further described below, represented 95.6%, 95.3%, and 95.2% of total revenues for 2024, 2023, and 2022, respectively. We incurred net losses of $40.8 million, $62.9 million, and $58.6 million for 2024, 2023, and 2022, respectively, largely due to significant continued investment in sales, marketing, product development and post-sales client activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Our Industry

The United States banking industry is massive, with almost $26 trillion in assets on the balance sheets of nearly 9,500 FIs as of December 31, 2022, according to call report data published by the Federal Financial Institutions Examinations Council (“FFIEC”) and the National Credit Union Administration (“NCUA”). These FIs range from megabanks, which collectively held approximately $12 trillion in assets, to significantly smaller local community banks and affinity credit unions. The United States banking industry generated over $1 trillion in gross income in 2022, according to FFIEC and NCUA call reports, highlighting a significant market opportunity that drives intense competition and a magnitude of economic importance, which requires considerable regulation, both locally and nationally.

Our addressable market consists of FIs with assets of $100 million to $450 billion representing over 250 million registered users. Within this market, we target the top 2,500 FIs by assets excluding megabanks. We believe based on third-party estimates that this segment of the market represents an opportunity of more than 200 million registered users and offers the greatest potential lifetime value, considering the cost and resources to acquire and service the relationship

However, banking is not a static industry, and over the last several decades, technology has emerged as a differentiating factor among FIs, driving market share gains, operational efficiencies and improved regulatory compliance. While technology is involved in almost every function a bank performs, we typically see FIs’ technology spend increase in response to, or in preparation for, the following trends:

•Heightened user expectations: The digitization of everything from taxis, to food delivery, to commerce has conditioned consumers and businesses to maintain heightened user experience expectations that extend to financial services, particularly when it relates to everyday financial services, such as banking services. Previously inconceivable, account opening, loan origination (and disbursement) and money transfers can now be executed within a matter of minutes, elevating digital user experience beyond branch location as the premier point of differentiation for our clients’ customers’ service and satisfaction.

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

FIs take varying approaches to technological evolution, partially driven by philosophy, but predominantly driven by resources that are available to them. The largest FIs have the financial flexibility to make significant investments; the four largest banks in the United States, based on asset size, spent more than $45 billion in aggregate on technology in 2024, according to their public disclosures, reflecting their commitment to protect and extend leadership through technology.

The vast majority of remaining FIs do not have the financial resources to match the technology advantage of megabanks. However, these FIs also have no choice but to keep up with the general pace of innovation, given the alternative of losing market share to these large competitors, reinforcing the critical nature of third-party digital platforms in helping them overcome the limitations of finite discretionary budgets and resources. This is the essence of our value proposition and market opportunity.

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

The Alkami Digital Banking Platform maintains more than 300 integrations as of December 31, 2024. Our third-party partnerships and integrations are a crucial element of the Alkami Digital Banking Platform, enabling FIs to choose from, and connect with, a broad array of third-party service providers essential to the curation of a customized digital experience. This depth of product configurability and optionality is made possible by the software adapters we have built to standardize access to solutions offered by third-party vendors.
The Alkami Value Proposition

We have grown rapidly since 2009 by understanding our clients’ objectives and pain points, including adding more than 5 million live registered users from December 31, 2022 to December 31, 2024. We have designed our solutions to improve our clients’ ability to achieve their core objectives, including new client growth, customer engagement, increasing and holding deposits, making loans, facilitating money movement and lowering overall operating costs. Importantly, we make our clients more competitive against the megabanks, challenger banks and other technology-enabled competitors.

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

•Velocity of innovation: Our ability to win and retain clients is a function of consistently striving to offer a platform with products and configurations that exceeds those of our competition. Our multi-tenant architecture, combined with continuous delivery, allows us to implement new and existing features in lockstep with our clients’ evolving needs. Our technological infrastructure provides a speed-to-market advantage, which often allows us to remain a step ahead of competitors who operate single-tenant or other legacy architecture.

•Fraud mitigation: Our clients seek to achieve a balance between convenience and safety that is required in a digital banking solution. Biometric and multi-factor authentication, combined with machine learning wrapped in a leading user experience, creates a more secure user experience. Platform security capabilities, such as card management and true real-time alerts, further help to mitigate fraud and develop a relationship of trust between our clients and their customers.

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

Our Growth Strategies

We intend to continue to invest to grow our business and expand our addressable market by applying the following strategies:

•Deepen existing client relationships: We expect to continue to deepen our existing client relationships, increasing both the number of registered users and the number of products per client:

◦Cross-sell: We continue to broaden our product set to address the needs of our client base. We offered nine products in 2015, and as of December 31, 2024, 34 products were available through the Alkami Digital Banking Platform. During 2024, our clients purchased an average of 14 products from us. We expect cross-sell to continue to contribute meaningfully to our growth.

◦Customer penetration: While we recently achieved more than 20.0 million live registered digital banking users (“registered users”), we estimate this only represents 72% of our clients’ total customers as of December 31, 2024. We believe we have a substantial opportunity to grow our registered user base within our existing clients, as we continue to enhance our value proposition and more consumers adopt digital banking solutions.

•Win new clients: We believe the market remains underserved by legacy solutions, which will allow us to continue to gain market share. We are increasingly winning FIs with more sophisticated needs as we grow our market presence and product capabilities. As compared to the 2023 new client cohort, our 2024 new client cohort, on average, utilizes more products, resulting in a higher annual recurring revenue per new client and higher revenue per user per new client.

•Broaden and enhance product suite: We intend to invest to continue to enhance our product suite. In 2024 and 2023, we spent 28.8% and 32.0%, respectively, of revenues on research and development, underlining our commitment to ongoing innovation. This includes maintaining awareness of the evolving needs of our clients and designing products accordingly, both on a proprietary basis and in collaboration with our platform partner network.

•Select acquisitions: We intend to selectively pursue acquisitions and other strategic transactions that accelerate our strategic objectives. Our acquisition of ACH Alert brought an additional fraud prevention tool to our product suite. Segmint operates a marketing analytics and messaging delivery platform with patented software that enables FIs and merchants to understand and leverage data, interact with customers, and measure results. Powered by data scientists and artificial intelligence, Segmint’s innovative product line offers a variety of ways to optimally use customer data to deepen relationships and grow the customer’s business.

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

We deliver this value proposition through the following 10 product categories, encompassing 34 products and more than 300 integrations as of December 31, 2024:

•Digital Account Opening: Allows our clients’ customers to open new deposit accounts, including checking, savings, CD and Money Market accounts. This offering enhances many of our clients’ digital platforms and gives them the opportunity to digitize and replace many of the processes that formerly required a physical branch visit.

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

•Business Banking: Through real-time insight into cash position and our data capabilities, we equip clients to compete for businesses of all sizes—all while simplifying the back office with a single platform with an industry-leading user experience. Our business banking solution includes comprehensive payment and receivable solutions, sub-user permissions management, automated billing, payment fraud prevention, and actionable reporting all built into a secure and scalable platform.

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

•Extensibility: Enables clients to embrace and extend the Alkami Digital Banking Platform using our software development kit (“SDK”) and application program interfaces (“APIs”). This includes the ability to integrate with internal systems and the broader fintech ecosystem, modify and customize workflows, and elevate the look and feel of the Alkami Digital Banking Platform.

Our Technology and Architecture

Our platform is true cloud and entirely hosted and delivered on Amazon Web Services (“AWS”). The benefits of this infrastructure include resiliency, reliability and increased security; we achieved an average of 99.9% uptime in the year ended December 31, 2024. True cloud infrastructure is also remarkably scalable, allowing us to pursue our growth objectives without technological limitation.

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

The vast majority of our technology is invisible to our clients’ customers; however, our premier user experience delivered in partnership with our clients is highly visible. This includes an ease of use and seamlessness that begins with on-boarding, and extends through general usage, such as balance inquiries, moving money, monitoring credit, managing cards and executing transactions such as deposits, loans and payments. Across our clients’ customer base, the average registered user logged onto the digital application three times per week, in 2024, providing our clients more opportunities to engage with their customers than a physical branch-based relationship, further highlighting the motivation for our clients to promote client customer digital adoption.

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

While our products and solutions are highly configurable, in certain instances our clients will request custom development and other professional services that we provide. These are generally one-time in nature and involve unique, non-standard features, functions or integrations that are not as broadly desired across our client base.

Our Clients

As of December 31, 2024, we served 272 FIs through the Alkami Digital Banking Platform and over 750 clients when including unique clients only subscribing to one or a combination of ACH Alert, MK or Segmint products. Our clients include community, regional and super-regional credit unions and banks across both retail and business banking. While our original product suite was retail focused, as we enhanced our product suite to include greater depth of functionality for business banking in particular, we significantly expanded our addressable market as FIs increasingly seek a single digital banking platform for all their retail and business banking needs.

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

Our typical FI relationship begins with a subset of the Alkami Digital Banking Platform as part of a SaaS subscription contract, with an average contract life for those contracts of approximately 70 months as of December 31, 2024. Over the course of a client relationship, we seek to expand the number of products our clients embed within their digital experience as well as the digital penetration of the clients’ customer base.

No single client represented more than 5% of our total revenues in the year ended December 31, 2024.

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

We utilize a dedicated sales team in order to drive additional adoption of products within existing clients. In addition to identifying opportunities to extend our relationship with clients within the current product suite, this cross-sell team is also responsible for identifying and addressing pain points with our existing solution and sourcing new ideas for additional product capabilities, whether developed internally or through partnership. Cross-sell contributed 45% of total contract value (“TCV”) in 2024, highlighting our significant continued opportunity to grow within our existing client base.

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

Our marketing team oversees all aspects of the Alkami brand, including public relations, digital marketing, social media, product marketing, graphic design, conferences and events. Our marketing efforts are focused on promoting direct sales, inbound lead generation and brand building. We leverage online and offline marketing channels through digital marketing, account-based marketing, social media, and events, among other tactics.

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

In addition, third parties may initiate litigation against us alleging infringement, misappropriation or other violation of their proprietary rights or declaring their non-infringement of our intellectual property rights. Companies in the internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may in the future, receive notices that claim we have misappropriated or misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks that cover significant aspects of our solutions. Any intellectual property claim against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages and could result in our having to stop using solutions found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing solutions, which could require significant effort and expense and which we may not be able to perform efficiently or at all. If we cannot license the intellectual property at issue or develop non-infringing solutions for any allegedly infringing aspect of our business, we may be unable to compete effectively. See “Risk Factors—Risks Relating to Our Intellectual Property, Software and Third-Party Licenses—Claims by others that we infringe upon, misappropriate or otherwise violate their intellectual property or other proprietary technology rights could have a material and adverse effect on our business, financial condition and results of operations.”

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

With respect to our digital banking platform, we compete against a number of companies, including Candescent, Q2 Holdings, Inc. and Temenos AG in the online, consumer and small business banking space. We also compete with core processing vendors that also provide digital banking solutions such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc.

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
•SaaS delivery and pricing model;
•ability to support both internal and external developers to quickly integrate with third-party applications and systems utilizing a SDK;
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

Human Capital Resources

As of December 31, 2024, we had 938 employees. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.

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

We regularly conduct employee surveys to better understand the level of employee engagement and the effectiveness of our programs and initiatives. We believe the review of this feedback has served to help us promote and improve our culture across our organization and has led us to create, implement or enhance a host of programs and initiatives:

•embracing remote work and enabling our employees to do their best work from anywhere in the United States, allowing them to balance their work obligations with their personal lives;
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
•cohort programs that seek to identify and attract a broad pool of talent and offer opportunities for professional learning and potential future employment opportunities with Alkami;
•employee committees focused on embracing our culture, inclusion, and belonging; and
•charitable causes to help create opportunities for employees to join together to make a difference in the workplace and local communities.

We have received third-party recognition for our employee engagement. In 2024, for instance, we were recognized as a "Best Place to

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
•the Gramm-Leach-Bliley Act (“GLBA”);
•the Fair Credit Reporting Act;
•laws and regulations against unfair, deceptive or abusive acts or practices;
•the California Consumer Privacy Act of 2018 (“CCPA”) and other federal, state and international data privacy, security and protection laws and regulations;
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

Privacy and Information Safeguard Laws

In the ordinary course of our business, we and our clients using our solutions access, collect, store, use transmit and otherwise process certain types of data, including personal information (“PI”), which subjects us and our clients to certain privacy and information security laws in the United States and internationally, including, for example, the GLBA, CCPA and other state privacy regulations, and other laws, rules and regulations designed to regulate consumer information and data privacy, security and protection, and mitigate identity theft. These laws impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of PI, and require that financial services providers have in place policies regarding information privacy and security. In addition, under certain of these laws, we must provide notice to consumers of our policies and practices for sharing PI with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their PI and disclosure of it to third parties. Further, all 50 U.S. states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected individuals in the event of a data or security breach or compromise, including when their PI has or may have been accessed by an unauthorized person. These laws, as well as new regulations promulgated by the SEC, may also require us to notify relevant law enforcement, regulators, or consumer reporting agencies and/or investors in the event of certain types of cyberattacks or data breaches. Some laws may also impose physical and electronic security requirements regarding the safeguarding of PI. To assist our efforts to comply with the privacy and information security laws, we have confidentiality and information security standards and procedures in place for our business activities and our third-party vendors and service providers. Privacy and information security laws evolve regularly, and complying with these various laws, rules, regulations and standards, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs that are likely to increase over time, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges, change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered. See “Risk Factors—Risks Relating to Cybersecurity or Data Privacy—Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. and foreign laws, regulations and industry standards related to data privacy, security and protection could materially and adversely affect our business, financial condition and results of operations.”

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
•defects, errors or other performance problems associated with our solutions;
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
•natural or man-made disasters;
•use and reliance upon technology and development resources in India;
•environmental and social matters;
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
•reliance on the development of the market for digital banking solutions;
•regulations and laws applicable to us, our clients and our solutions;
•protecting our intellectual property rights and defending ourselves against claims that we are misappropriating the intellectual property rights of others;
•using open-source software in our solutions or risks resulting in the disclosure of our proprietary source code to our clients;
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
•unanticipated changes in tax laws or regulations;
•loss of emerging growth company status;
•future strategic initiatives, including acquisitions of businesses and strategic investments;
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

We primarily serve our clients from third-party data center hosting facilities provided by AWS. We rely upon AWS to operate certain aspects of our solutions, and any disruption of or interference with our use of AWS has in the past and could in the future impair our ability to deliver our solutions to our clients, resulting in client dissatisfaction, damage to our reputation, loss of clients and harm to our business. We have architected our solutions and computer systems to use data processing, storage capabilities and other services provided by AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS could increase our operating costs and materially and adversely affect our business, financial condition and results of operations, and we might not be able to secure service from an alternative provider on similar terms.

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

Additionally, as our clients may use our products for critical transactions, any errors, defects or other infrastructure problems could result in damage to such clients’ businesses. These clients could seek significant compensation from us for their losses and our insurance policies may be insufficient to cover a claim. Even if unsuccessful, this type of claim may be time-consuming and costly for us. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Our success and future growth depend upon the continued services of our management team, in particular Alex Shootman, our Chief Executive Officer, W. Bryan Hill, our Chief Financial Officer, and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We are also dependent on the continued service of our existing development professionals because of the complexity of our solutions, including complexity arising as a result of the regulatory requirements that are applicable to our clients and, to a lesser extent, us, and the pace of technology changes impacting our clients. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause; however, our employment agreements with our named executive officers provide for the payment of severance under certain circumstances. We have also entered into employment agreements with our other executive officers that provide for the payment of severance under similar circumstances as in our named executive officers’ employment agreements. The loss of one or more of our key employees could harm our business.

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

We have in the past executed and we may in the future consider executing, strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions and other assets. We may also enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, we have limited experience in acquiring other businesses and the market reaction to our acquisitions may be unfavorable, which may impact our stock price. If an acquired business fails to meet our expectations, our business, financial condition and results of operations could be materially and adversely affected. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring an additional business, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

Any of our operating facilities or infrastructure may be harmed or rendered inoperable by natural or man-made disasters, including hurricanes, tornadoes, wildfires, floods, earthquakes, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, such as the COVID-19 pandemic, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could harm our reputation and materially and adversely affect our business, financial condition and results of operations, and our disaster recovery plans may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur, and if such events become more frequent it may adversely impact the cost or availability of insurance going forward. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our third-party providers, including AWS, may be harmed or rendered inoperable by such natural or man-made disasters, which could cause disruptions, difficulties or otherwise materially and adversely affect our business, financial condition and results of operations.

Our use and reliance upon technology and development resources in India may expose us to unanticipated costs and liabilities, which could affect our ability to realize cost savings from our technology operations in India.

We have expanded our presence abroad by establishing a subsidiary in India during 2024. While its operations are currently immaterial, we may face challenges related to regulatory compliance, tax implications, labor laws, currency fluctuations, and operational scaling in the future. Our current and potential future operations in India are subject to certain risks, including:

•difficulties and costs of staffing and managing foreign operations as well as additional employment regulations, union workforce negotiations and potential disputes;
•heightened exposure to changes in economic, security and political conditions, civil unrest, armed conflicts and acts of terrorism;
•different standards of protection for intellectual property rights and confidentiality;
•the effects of pandemics, epidemics or other health crises on general health and economic conditions and natural disasters;
•fluctuations in foreign currency exchange rates and global market volatility;
•compliance with local laws and regulations, including privacy and security laws and regulations and labor laws;
•compliance with laws governing doing business outside the United States, including foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous sanctions and anti-corruption laws, export and import controls, trade restrictions, tariffs, duties, taxes, embargoes, exchange or other government controls;
•laws and business practices favoring local companies; and
•management of potentially adverse tax consequences from India, the United States, or both, as a result of our multi-jurisdiction operations.

The enforcement of intellectual property rights and confidentiality protections in India may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to protect our trade secrets and confidential information. The experience and capabilities of Indian courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and a diversion of resources and management attention. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, operating results and financial condition.

The historical rate of wage inflation has been higher in India than in the U.S. In addition, if the Rupee strengthens against the U.S. Dollar, our costs will increase. If the cost of technology and development work in India significantly increases or the labor environment in India changes unfavorably, our cost savings may be diminished. With the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. If the cost of technology and development work in India significantly increases or the labor environment in India changes unfavorably, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. Any such developments could adversely affect our business, operating results and financial condition.

We are subject to various risks associated with environmental and social matters.

There is increased scrutiny from investors, customers, policymakers, and other stakeholders regarding companies’ management of climate change, human capital, and various other environmental and social matters. While we may from time to time engage in initiatives to manage such matters and address stakeholder expectations, such initiatives can be costly and may not have the desired effect. For example, many environmental and social initiatives leverage methodologies, standards, and data that are complex and continue to evolve. Moreover, various stakeholders have different, and at times conflicting, expectations. Regulatory expectations are likewise not uniform, which may increase the cost or complexity of compliance. Addressing stakeholder expectations can result in a diversion of resources and management attention, and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing governmental laws or requirements, may result in reputational harm, issues attracting and retaining employees or customers, regulatory or investor engagement, or other adverse impacts to our business.

Risks Relating to Cybersecurity, Data Privacy and Artificial Intelligence

A breach or other compromise of our security measures or those of third parties we rely on could materially and adversely impact our reputation, business, financial condition and results of operations.

We rely heavily on hardware, software, technology infrastructure, digital networks and a range of other information technology systems for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on IT Systems and related services that are operated, managed, integrated or otherwise provided by a host of third-party service providers, vendors, and business partners. In addition, certain elements of our solutions process and store PI, including banking and payment data and other PI regarding our clients’ customers, such as social security numbers, and we may also have access to PI during various stages of the implementation process or during the course of providing client support. We, like other organizations, particularly in the financial technology sector, are vulnerable to and have experienced cybersecurity attacks, insider threats and other incidents that threaten the confidentiality, integrity and availability of critical IT Systems and PI or other information regarding clients, client customers, vendors, employees, third-party providers, or our company and business. While to date no attacks or incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Information security risks for banking and technology companies such as ours have significantly increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Because of our position in the financial services industry, we expect to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity also heighten information security threats and attacks by affected jurisdictions and their sympathizers.

Violations of our policies, procedures and technological safeguards and administrative controls designed to protect our IT Systems and applications have occurred in the past, and there can be no assurance that our cybersecurity risk management program and processes (or those of our third-party providers or partners) will prevent damage to, or interruption or breach of, our IT Systems and operations. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, it is impossible to comprehensively secure IT Systems or the data and PI we maintain in our databases, and we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of data or PI, other security events that impact the confidentiality, integrity or availability of data, PI or our IT Systems, or the related costs of mitigating the consequences from such events. Additionally, we cannot guarantee that our insurance coverage would be sufficient to cover all losses or that relevant insurance will be available in the future on economic terms or at all.

Further, the Alkami Digital Banking Platform involves flexible and complex software solutions, which by their very nature are subject to misconfigurations, implementation errors, “bugs,” defects or other security vulnerabilities. And, given the scanning tools we deploy in our broader network environment, we regularly identify, track and patch security vulnerabilities but are unable to comprehensively apply patches or mitigating measures or ensure that patches or measures will be applied before vulnerabilities can be exploited by a threat actor. We have experienced unlawful attempts to disrupt or gain access to our IT Systems, and we are vulnerable to future attacks that may result in unauthorized access to or disclosure of client customer PI or other data and disruption of our or our clients’ operations. We cannot anticipate or prevent all techniques used by threat actors to obtain unauthorized access or to sabotage systems or implement adequate preventative measures. Additionally, we and client customers integrate our solutions with certain third-party systems used by our clients, which have access to PI and other data about our clients. Our ability to monitor such third parties’ security measures is limited, and a vulnerability in a third-party system with which we integrate could result in a disruption to our IT Systems or unauthorized access to or disclosure, modification, misuse, loss or destruction of our clients’ and client customers’ PI and other data, including our business information. Any of the foregoing could result in a material adverse effect on our business, reputation, financial condition and results of operations.

In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to deliver our solutions to our clients and their customers, we rely heavily on the data security technology practices and policies adopted by these third-party providers. Such third-party providers have access to PI and other data about our clients and employees, and some of these providers in turn subcontract with other third-party providers. Our ability to monitor our third-party providers’ data security is limited. A vulnerability in our third-

party providers’ software or systems, a failure of our third-party providers’ safeguards, policies or procedures, or a breach of a third-party provider’s software or systems could result in a material compromise to the confidentiality, integrity or availability of our IT Systems or the data housed in our third-party solutions. Due to the size and complexity of our technology platform and services, the amount of PI and other data that we store and the number of clients, employees and third-party providers with access to PI and other data, we are vulnerable to a variety of cybersecurity attacks and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations.

Cybersecurity attacks and other malicious internet-based activity continue to increase, evolve in nature and become more sophisticated, and providers of digital products and services have been and are expected to continue to be targeted. We have incorporated and may continue to incorporate artificial intelligence/machine learning solutions and features within our business, which may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Furthermore, the use of generative artificial intelligence has made it easier for threat actors to develop and evolve attacks. Threats to our IT Systems and those of our third-party providers or clients include those resulting from human error, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, ransomware, social engineering attacks, employee theft, unauthorized access or misuse and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. We have acquired and will likely continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to additional cybersecurity, operational, and financial risks.

Any cybersecurity attacks, security breaches, phishing attacks, ransomware attacks, computer malware, computer viruses, computer hacking attacks, unauthorized access, coding or configuration errors or similar incidents experienced by us or our third-party providers could result in material operational disruptions and the material loss, compromise or corruption of client or client customer data (including PI) or data we rely on to provide our solutions, including our analytics initiatives and offerings, and impair our ability to provide our solutions and meet our clients’ requirements, resulting in decreased revenues and otherwise adversely affecting our business, financial condition and results of operations. Any such incidents may also result in regulatory investigations and orders, litigation (including class actions), disputes, investigations, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. Also, our reputation could suffer irreparable harm, causing our current and prospective clients to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and materially and adversely affect our business, financial condition and results of operations.

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

If we are not able to detect and identify activity on our platform that might be nefarious in nature or design processes or systems to reduce the impact of similar activity at a third-party provider, our clients and/or clients’ customers could suffer material harm, including because many of our products and services are integrated with or connected to our clients’ systems and processes. In such cases, we could face exposure to legal claims, particularly if the client and/or client customer suffered actual harm. We cannot ensure that any limitations of liability provisions in our client and user agreements, contracts with third-party providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition and results of operations.

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

Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. and foreign laws, regulations and industry standards related to data privacy, security and protection could materially and adversely affect our business, financial condition and results of operations.

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

Data privacy, information security, and data protection are significant issues in the United States and globally. The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other PI, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. The occurrence of unanticipated events and development of evolving technologies often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and manner in which we conduct our business. We publicly post documentation regarding our practices concerning the collection, processing, use and disclosure of information. We may at times fail to comply with our published policies and documents or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer protection-related laws, regulations, orders or industry standards in one or more jurisdictions could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about data privacy and security can subject us to potential global or U.S. state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, every state in which we operate (and the District of Columbia) has laws that protect the privacy and security of sensitive and personal information. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted CCPA which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights, including the right to access and delete certain personal information, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA also created a new state agency vested with authority to implement and enforce the CCPA. The effects of existing state legislation, including the CCPA, are significant and have required and may require us in the future to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. In addition, new privacy and security legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies

Internationally, many jurisdictions have established their own data privacy and security legal framework with which we or our clients may need to comply as client customers travel outside of the United States, including, but not limited to, the European Union (“EU”). The EU’s data protection landscape is currently evolving, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the General Data Protection Regulation (“GDPR”), which contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenues of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by clients and data subjects.

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

We derive all of our revenues from FIs, whose industry has experienced significant pressure in recent years due to economic and political uncertainty, liquidity concerns, the rapid and sustained increase in interest rates, inflation, exposure to loan assets and lending policies and the value, if any, of underlying collateral and increased regulation. In the recent past, FIs have experienced consolidation, distress and failure, and very few new FIs are being created. It is possible these conditions may continue into the future, and even if conditions improve for FIs, there can be no guarantee that these conditions will not reoccur. If any of our clients fail or merge with, or are acquired by, other entities, such as FIs that have internally developed banking technology solutions or that are not our clients or use our solutions less, our business, financial condition and results of operations could be materially and adversely affected. Additionally, changes in management of our clients could result in delays or cancellations of the implementation of our solutions. It is also possible that consolidation among FIs could decrease the number of registered users by causing registered users to opt for fewer and deeper FI relationships, and larger FIs that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solutions.

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

The market for our solutions is characterized by rapid technological advancements, changes in client requirements and technologies, frequent new product introductions and enhancements and changing regulatory requirements. The life cycles of our solutions are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors or large FIs could undermine our current market position. Other means of digital banking may be developed or adopted in the future, and our solutions may not be compatible with these new technologies. In addition, the technological needs of and services provided by, FIs may change if they or their competitors offer new services to account holders. Maintaining adequate research and development resources to meet the demands of the market is essential. The process of developing new technologies and solutions is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies, such as artificial intelligence and machine learning technologies, or the emergence of new technologies or solutions in the broader financial services industry could render our solutions obsolete or less effective.

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

Our products are marketed to and used by FIs, who are subject to extensive laws and regulations regarding the business functions and activities performed on our software solutions. Changes to any applicable statutes, regulations, rules or policies, including the interpretation or implementation of statutes, regulations, rules or policies could affect us in substantial and unpredictable ways, including limiting the types of software products we may offer and increasing the ability of third parties to offer competing services and products to FIs. Assuring that our products adapt to changes in the compliance obligations or expectations of our customers requires significant expense and devotion of resources on our part, which may adversely affect our ability to operate profitably.

Our clients and prospective clients, as FIs, are highly regulated and are generally required to comply with stringent regulations in connection with managing their vendors, in particular those that are performing business functions that our solutions address. As a provider of technology services to such FIs, we may in the future be subject to examination by various federal and state regulatory agencies, including those agencies that comprise the FFIEC, and we are also required to review and perform due diligence on certain of our third-party providers. Matters subject to review and examination by the FFIEC, federal and state regulatory agencies and external auditors include, but are not limited to, our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities and the design of our solutions, as well as our systems and technical infrastructure, our cybersecurity posture, our business recovery planning, our management and our financial condition. In addition, while we are not regulated by the NCUA, as a result of our registration as a CUSO, we are subject to disclosure, annual reporting and other requirements imposed by the NCUA. In addition, the Dodd-Frank Act granted the CFPB authority to promulgate rules and interpret certain federal consumer financial protection laws, some of which apply to the solutions we offer to our clients. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to an FI offering consumer financial products and services. While many of our operations are not directly subject to the same regulations applicable to FIs, we are legally and contractually obligated to our clients to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. Compliance with current or future digital accessibility, privacy, data protection and information security laws to which we or our FI clients are subject could result in higher compliance and technology costs and could restrict our ability to fully exploit our capabilities or provide certain products and services, which could materially and adversely affect our ability to operate profitably. Our failure to offer products and solutions that directly or indirectly comply with such laws, including as interpreted and applied by courts and regulators, could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions and damage to our reputation and our brand. In recent years, there has been increasing enforcement activity in the areas of digital accessibility, privacy, data protection and information security in various markets in which our customers operate.

For example, as a result of obligations under our client contracts, we are required to comply with certain provisions of the GLBA related to the privacy of consumer information and may be subject to other privacy, security and digital accessibility requirements because of the solutions we provide to FIs. We may also be subject to other laws because of the solutions we provide to FIs. Any inability to satisfy regulatory or contractual expectations in connection with applicable regulations and guidance could adversely affect our ability to conduct our business, including attracting and maintaining clients, require significant costs to correct, harm our reputation, or lead to liability to third parties, including our customers or their consumers. Further, if we have to make changes to our internal processes and solutions as result of applicable regulations or guidance or findings from examinations, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency or gap.

In addition, individual claimants and other third parties, including advocates for the blind or other persons with disabilities, have filed lawsuits or issued cease and desist requests to FIs, including our clients, on grounds that websites or mobile applications offered to consumers do not meet the needs of individuals with a disability within the meaning of Section 3(2) of the Americans with Disabilities Act of 1990, 42 U.S.C. §§ 12101, 12102(2) (“ADA”) and the Title III regulations implementing the ADA contained in 28 C.F.R. §§ 36.101, et seq. Third-party advocates and individuals with disabilities seek changes to existing law and regulation, or advocate for novel legal rulings in court, against FIs when desktop websites or mobile applications do not meet or exceed the Web Content Accessibility Guidelines 2.1 digital accessibility standard, which was developed in part to help ensure that the content developed for banks, credit unions and other FIs can be accessed and used by people with or without disabilities. The evolving, complex and often unpredictable regulatory and litigation environment in which our clients operate could result in our failure to provide compliant solutions, which could result in clients not purchasing our solutions or terminating their contracts with us or the imposition of fines or other liabilities for which we may be responsible or for which our clients may seek indemnity from us. In addition, federal, state and/or foreign agencies may attempt to further regulate our activities in the future which could materially and adversely affect our business, financial condition and results of operations. For example, existing laws, regulations and guidance could be amended or interpreted differently by regulators in a manner that imposes additional costs and has a negative impact on our existing operations or that limits our future growth. In addition, new regulations could require costly changes in our processes, infrastructure or personnel. Finally, actions by regulatory authorities could influence both the decisions our clients make concerning the purchase of our solutions and the timing and implementation of these decisions. Substantial research and development and other corporate resources have been and will continue to be applied to adapt our solutions to this evolving, complex and often unpredictable regulatory environment.

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

To counter infringement or unauthorized use of our intellectual property, we may deem it necessary to file infringement claims, which can be expensive, time-consuming and distracting to management. Our efforts to enforce our intellectual property rights in this manner may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse result of such litigation could require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable, cause a delay to the development of our products and services, require us to stop selling all or a portion of our products and services, require us to redesign certain components of our platform using alternative non-infringing technology or practices, which could require significant effort and expense. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse outcome in such litigation or proceedings may expose us to a loss of our competitive position, expose us to significant liabilities or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

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

Additionally, in certain of our agreements with clients and licensors of software we use internally or license to our clients, we agree to indemnify them for losses related to, among other things, claims by third parties that our intellectual property infringes upon, misappropriates or violates the intellectual property of such third party. From time to time, clients or licensors have required, and may in the future require, us to indemnify them for such infringement, misappropriation or violation, breach of confidentiality or violation of applicable law, among other things. Some of our indemnity agreements may provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Any legal claims from clients or other third parties could result in substantial liabilities, reputational harm, the delay or loss of market acceptance of our products, and could have adverse effects on our relationships with such clients and other third parties.

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

Our ability to raise capital in a timely manner, if needed in the future, may be limited, or such capital may be unavailable on acceptable terms, if at all. Our failure to raise capital, if needed, could materially and adversely affect our business, financial condition and results of operations, and any debt or equity issued to raise additional capital may reduce the value of our common stock.

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

We are subject to federal, state, and local income taxes. Our future effective tax rate could be affected by changes in the valuation of our deferred tax assets and liabilities, certain non-deductible expenses related to acquisitions, and changes in federal, state, or local tax laws or their interpretation. If such changes take place, there is a risk that our effective tax rate may be favorably or unfavorably affected, impacting our result of operations. The Trump administration has proposed a number of changes to the U.S. tax system. Many aspects of these proposals are unclear or undeveloped, and we are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our tax liabilities. Additionally, an increasing number of states have adopted laws or administrative practices that impose new taxes on all or a portion of gross revenue or impose additional tax collection obligations on out-of-state companies. Each jurisdiction has different rules and regulations governing sales and use, consumption, and similar taxes. These rules are subject to varying interpretation and could be changed, modified, or applied adversely to us as a result of factors outside of our control. One or more states where we do not collect taxes may successfully assert that such taxes are applicable, which could result in material tax assessments, including for past sales, as well as penalties and interest.

The terms of our Amended Credit Agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On July 1, 2024, the Company entered into a Second Amendment (the “Second Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended, the “Amended Credit Agreement”), with Silicon Valley Bank (“SVB”), a division of First-Citizens Bank & Trust Company, as Administrative Agent, and the other lenders party thereto. The Second Amendment, among other things, extended the maturity date of the Amended Credit Agreement to April 29, 2027. Our payment obligations under the Amended Credit Agreement reduce cash available to fund working capital, capital expenditures, research and development and other corporate purposes, and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. In addition, indebtedness under the Amended Credit Agreement bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates continue to increase, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs.

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

We no longer qualify as an emerging growth company as of December 31, 2024 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies.

As a result of the aggregate market value of our common stock held by non-affiliates as of June 28, 2024 (the last business day of our most recently completed second quarter) exceeding $700.0 million, we became a large accelerated filer under the Exchange Act as of December 31, 2024, and no longer qualify as an “emerging growth company.”

As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•the requirement that we provide three years of audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
•compliance with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or supplement to the auditors’ report providing additional information about the audit and the financial statements;
•the requirement that we provide more detailed disclosures regarding executive compensation;
•compliance with the required public company effective dates for any new or revised accounting standards;
•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved;
•the requirement that annual reports on Form 10-K shall be filed within 60 days after the fiscal year end covered by the report.

We expect that compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

Future strategic initiatives, including acquisitions of businesses and strategic investments, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our initiatives.

We have acquired several businesses since our inception and we may acquire additional businesses in the future. Future acquisitions may require additional debt or equity financing, which could be dilutive to our existing stockholders or negatively affect our financial metrics. Even if we complete acquisitions, there are many factors that could affect whether such acquisition will be beneficial to our business, including, without limitation:

•payment of above-market prices for acquisitions and higher than anticipated acquisition costs;
•issuance of common stock as part of the acquisition price or a need to issue stock options or other equity-based compensation to newly-hired employees of target companies, resulting in dilution of ownership to our existing stockholders;
•reduced profitability if an acquisition is not accretive to our business over either the short term or the long term;
•difficulties in integrating any acquired companies, personnel, products or other assets into our existing business;
•delays in realizing the benefits of the acquired company, products or other assets;
•regulatory challenges and becoming subject to additional regulatory requirements;
•cybersecurity and compliance-related issues;
•diversion of our management’s time and attention from other business concerns;
•limited or no direct prior experience in new markets or countries we may enter;
•unanticipated issues dealing with unfamiliar vendors, service providers or other collaborators of the acquired company;
•higher costs of integration than we anticipated;
•write-downs or impairments of goodwill or other intangible assets associated with the acquired company;
•difficulties in retaining key employees of the acquired business who are necessary to manage the acquired business;
•negative impacts on our relationships with our employees, clients, customers or collaborators;
•intellectual property and other litigation, other claims or liabilities in connection with the acquisition; and
•changes in the overall financial model as certain acquired companies may have a different revenue, gross profit margin or operating expense profile.

Further, our ability to benefit from future acquisitions and/or external strategic investments depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels.

We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance, product liabilities or other undisclosed liabilities that we did not uncover prior to our acquisition or investment, which could result in us becoming subject to penalties, other liabilities or asset impairments. In addition, if we do not achieve the anticipated benefits of an acquisition or other external investment as rapidly as expected, or at all, investors or analysts may downgrade our stock.

If these risks materialize, our stock price could be materially adversely affected. Any difficulties in the integration of acquired businesses or unexpected penalties, liabilities or asset impairments in connection with such acquisitions or investments could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. For example, certain significant stockholders sold 5.0 million and 7.5 million shares of our common stock in separate underwritten secondary offerings in August 2024 and November 2024, respectively. We are unable to predict the effect that future sales may have on the prevailing market price of our common stock.

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

Our directors, officers and other principal stockholders, in the aggregate, beneficially owned approximately 32% of the outstanding shares of Alkami as of December 31, 2024. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing a significant corporate transaction, including an acquisition, divestiture, or merger. This influence over our affairs could, under some circumstances, be adverse to the interests of the other stockholders.

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

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;

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

We face certain continuing and ongoing material risks from cybersecurity threats, which the SEC defines as any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. See "Risk Factors—Risks Relating to Cybersecurity or Data Privacy—A breach or other compromise of our security measures or those of third parties we rely on could materially and adversely impact our reputation, business, financial condition and results of operations.” Otherwise, however, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

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

    Although our CISO resigned in January of 2025, we have elevated an internal candidate to the role of interim CISO while we search for a replacement. As designed, our CISO and CCO are members of the management team and are primarily responsible for assessing and managing our material risks from cybersecurity threats, as well as our overall cybersecurity risk management program. As designed, our CISO is responsible for supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our interim CISO’s experience includes over 20 years of helping to build global cybersecurity programs in various industries. Our CCO, who is responsible for our technology risk management program, has over 25 years of experience building and leading risk management and compliance programs in large institutions across multiple geographies.

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

Item 2. Properties.

Our principal executive offices are located in Plano, Texas. The leased space in Plano, Texas has approximately 83,939 square feet with a remaining term until August 31, 2033. We believe our current facilities will be adequate for our needs for the current term.

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

As of December 31, 2024, we had 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared nor paid any cash dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Use of Proceeds from Registered Securities

On April 15, 2021, we completed our IPO, in which we issued and sold 6,900,000 shares of our common stock, including 900,000 shares of common stock that were sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock at $30.00 per share. The offering terminated after the sale of all securities registered pursuant to the IPO Registration Statement. Our IPO resulted in net proceeds of $192.8 million after deducting underwriting discounts, commissions and other offering costs. With the proceeds from our IPO, the Company paid in full accumulated dividends on our previously outstanding shares of Series B redeemable convertible preferred stock, which totaled approximately $5.0 million. The remainder of the net proceeds were used for general corporate purposes, including working capital and operating expenses. As of December 31, 2024, we had used all of the net proceeds from our IPO.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any Company filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph set forth below compares the cumulative total stockholder return on our common stock between April 14, 2021 (the date of our IPO) and December 31, 2024, with the cumulative total return of the S&P 1500 Application Software Index (“SP1500 ASI”) and the Russell 2000 Index (“RUT”). This graph assumes the investment of $100 at the closing stock price on April 14, 2021 in our common stock and the S&P 1500 Application Software Index and Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

SP1500 ASI
RUT
ALKT
$160
$140
$120
$100
$80
$60
$40
$20
$0
4.14.21
6.30.21
12.31.21
6.30.22
12.30.22
6.30.23
12.29.23
6.30.24
12.31.24

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2024.

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

A discussion regarding our financial condition and results of operation for the fiscal year ended December 31, 2024, compared to the fiscal year ended December 31, 2023, is presented below. A discussion regarding our financial condition and results of operations for fiscal year ended December 31, 2023, compared to the fiscal year ended December 31, 2022, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

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

During 2024, we established a new subsidiary in India to support potential future operational needs. As of December 31, 2024, this entity had immaterial operations and did not have a significant impact on our consolidated financial results. We will continue to assess the impact of this entity as operations evolve.

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

•Integrations: Scalability and extensibility driven by more than 300 real-time integrations to back-office systems and third-party fintech solutions as of December 31, 2024, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back-office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content, and other areas of monetization.

The Alkami Digital Banking Platform offers an end-to-end set of digital banking products. Our typical relationship with an FI begins with a set of core functional components, which can extend over time to include a rounded suite of products across account opening, marketing, data insights, card experience, money movement, customer service, business banking, financial wellness, security and fraud protection and extensibility.

We primarily go to market through an internal sales force. Given the long-term nature of our Alkami Digital Banking Platform contracts, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our Alkami Digital Banking Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of December 31, 2024. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. In these cases, our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the years ended December 31, 2024, 2023, and 2022, our total revenues were $333.8 million, $264.8 million, and $204.3 million, respectively, representing a growth rate of 26.1% from 2023 to 2024 and 29.6% from 2022 to 2023. SaaS subscription revenues, as further described below, represented 95.6%, 95.3%, and 95.2% of total revenues for the years ended December 31, 2024, 2023, and 2022, respectively. We incurred net losses of $40.8 million, $62.9 million, and $58.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, largely due to significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

Second Amendment to Amended and Restated Credit Agreement. On July 1, 2024, the Company entered into a Second Amendment to its Amended and Restated Credit Agreement dated as of April 29, 2022, which, among other things, extended the maturity date of the revolving commitment, increased the amount of the revolving loan commitment, increased the according feature, and modified certain existing covenants. See Note 7 of the Notes to the Consolidated Financial Statements for additional details.

Secondary Offering of Common Stock. On August 8, 2024, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and entities affiliated with General Atlantic, L.P., S3 Ventures Fund III, L.P., George B. Kaiser and Brian R. Smith (collectively, the “Selling Stockholders”), relating to an underwritten secondary offering of an aggregate of 5.0 million shares of the Company’s common stock. Pursuant to the underwriting agreement, the Selling Stockholders sold all 5.0 million shares of common stock. This offering closed on August 12, 2024. On November 6, 2024, the Company entered into a subsequent underwriting agreement with J.P. Morgan Securities LLC and Selling Stockholders relating to an underwritten secondary offering of an aggregate of 7.5 million shares of common stock. This offering closed on November 8, 2024. Pursuant to the underwriting agreement, the Selling Stockholders sold all 7.5 million shares of common stock. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders for either offering.

Acquisition of MANTL. On February 27, 2025, the Company entered into an agreement to acquire Fin Technologies, Inc. dba MANTL. MANTL provides onboarding and account opening solutions that allow financial institutions to acquire commercial, business, and retail customers through a variety of channels for many deposit account types. Pursuant to the terms of the Merger Agreement, the Company has agreed to acquire MANTL for approximately $380 million, subject to customary purchase price adjustments. The Company is evaluating various financing options to meet the net cash requirements of the acquisition, which may include utilizing cash and marketable securities, drawing on its credit facility, or leveraging its universal shelf registration to issue equity securities, equity-linked securities, or debt instruments. See Form 8-K filed on February 27, 2025 for additional information.

Third Amendment to Amended and Restated Credit Agreement. In connection with the acquisition of MANTL, on February 27, 2025, the Company entered into a Third Amendment to the its Amended and Restated Credit Agreement dated as of April 29, 2022, which, among other things, extended the maturity date of the revolving commitment, increased the amount of the revolving loan commitment, permits certain convertible indebtedness and equity derivative transactions, subject to certain restrictions, and modified certain covenants. See Note 17 to the Notes to the Consolidated Financial Statements for additional information.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of December 31, 2024, we served 272 FIs through the Alkami Digital Banking Platform and over 750 clients when including unique clients only subscribing to one or a combination of ACH Alert, MK or Segmint products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 300 integrations as of December 31, 2024 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had 42 client renewals in the year ended December 31, 2024. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 28.8% of our revenues for the year ended December 31, 2024. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

Our client relationships are predominantly based on multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of approximately 70 months as of December 31, 2024. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. Subscription services are recognized over time on a ratable basis over the client agreement term beginning on the date our solution is made available to our client. The promised consideration may include fixed or variable amounts. Our clients with enterprise license contracts are invoiced on an agreed upon monthly rate throughout the contract term, which may include fixed monthly or annual rate escalations. Fixed dollar or percentage escalations that are not based on registered users are considered part of the fixed transaction price and recognized on a straight-line basis over the SaaS subscription period evenly. The majority of our client contracts are based on registered users, which we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual client minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services, which are recognized on a straight-line basis over the contract term.

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

Occasionally, our clients request custom development and other professional services, which we provide. These are generally one-time requests and involve unique, non-standard features, functions, conversions, or integrations that are intended to enhance or modify their licensed SaaS solutions. We recognize revenues at the point in time the services are transferred to the client.

The following disaggregates our revenues for the years ended December 31, 2024, 2023, and 2022 by major source:

	Year ended December 31,
	2024	2023	2022
(in thousands)
SaaS subscription services	$319,243	$252,348	$194,387
Implementation services	7,604	8,488	6,941
Other services	7,002	3,995	2,942
Total revenues	$333,849	$264,831	$204,270

See Note 4 of the Notes to the Consolidated Financial Statements for additional detail.

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

We intend to continue to increase our investments in our implementation, client support teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the years ended December 31, 2024, 2023, and 2022 was 58.9%, 54.4%, and 53.0%, respectively.

The major components of cost of revenues are represented in the following table as percentages of revenues for the years ended December 31, 2024, 2023, and 2022, respectively:

	Year ended December 31,
(Cost component as a % of revenue)	2024	2023	2022
Third-party hosting services	5.9%	7.5%	7.8%
Direct costs of bill-pay and other third-party intellectual property	18.2%	17.4%	16.3%
Implementation and client support teams	9.6%	12.7%	14.8%
Development team (maintenance and updates)	3.6%	3.3%	3.6%
Amortization	2.2%	2.5%	2.2%
Stock-based compensation	1.6%	2.1%	2.1%
Depreciation	—%	0.1%	0.1%

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

Acquisition-Related Expenses, net. Acquisition-related expenses, net, include acquisition-related expenses primarily related to accrual of deferred compensation, legal, consulting and professional fees. In addition, these expenses are inclusive of any gain or loss on revaluation of contingent consideration.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected consolidated statements of operations data for the years ended December 31, 2024, 2023, and 2022.

	Year ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2022
Revenues	$333,849	$264,831	$204,270
Cost of revenues(1)	137,219	120,720	95,946
Gross profit	196,630	144,111	108,324
Operating expenses(1):
Research and development	96,211	84,661	69,329
Sales and marketing	59,765	48,557	36,811
General and administrative	83,650	72,900	71,247
Acquisition-related expenses, net	195	263	(12,529)
Amortization of acquired intangibles	1,435	1,435	1,155
Total operating expenses	241,256	207,816	166,013
Loss from operations	(44,626)	(63,705)	(57,689)
Non-operating income (expense):
Interest income	4,560	8,095	2,696
Interest expense	(461)	(7,384)	(3,850)
Gain (loss) on financial instruments	—	534	(200)
Loss on extinguishment of debt	—	(409)	(18)
Loss before income taxes	(40,527)	(62,869)	(59,061)
Provision (benefit) for income taxes	308	44	(461)
Net loss	$(40,835)	$(62,913)	$(58,600)
(1) Includes stock-based compensation expenses as follows:

	Year ended December 31,
($ in thousands)	2024	2023	2022
Cost of revenues	$5,366	$5,584	$4,389
Research and development	17,279	15,995	11,398
Sales and marketing	9,049	7,220	4,042
General and administrative	27,743	22,432	24,763
Total stock-based compensation expenses	$59,437	$51,231	$44,592

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Year ended December 31,
($ in thousands)	2024	2023	2022
Net loss	$(40,835)	$(62,913)	$(58,600)
Provision (benefit) for income taxes	308	44	(461)
(Gain) loss on financial instruments	—	(534)	200
Interest (income) expense, net	(4,099)	(711)	1,154
Depreciation and amortization	10,508	10,631	8,075
Stock-based compensation expense	59,437	51,231	44,592
Secondary offering costs(1)	1,337	—	—
Acquisition-related expenses, net	195	263	(12,529)
Loss on extinguishment of debt	—	409	18
Adjusted EBITDA(2)	$26,851	$(1,580)	$(17,551)

(1) Pursuant to the requirements of the Fourth Amended and Restated Investors’ Rights Agreement, dated as of September 24, 2020, by and among the Company and the investors listed therein, the Company incurred secondary offering costs on behalf of the Selling Stockholders related to the offerings closed on August 12, 2024 and November 8, 2024.

(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision (benefit) for income taxes; (gain) loss on financial instruments; interest (income) expense, net; depreciation and amortization; stock-based compensation expense; secondary offering costs; acquisition-related expenses, net; and loss on extinguishment of debt. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

Comparison of the years ended December 31, 2024 and 2023

Revenues

	Year ended December 31,		Change
($ in thousands)	2024	2023	$	%
Revenues	$333,849	$264,831	$69,018	26.1%

	December 31,
	2024	2023
Annual Recurring Revenue (ARR)	$355,874	$291,049	$64,825	22.3%
Registered Users	19,984	17,502	2,482	14.2%
Revenue per Registered User (RPU)	$17.81	$16.63	$1.18	7.1%

Revenues increased $69.0 million, or 26.1%, for 2024 compared to 2023. The increase in revenues was primarily due to registered user growth of 2.5 million, comprised of 1.3 million in registered user growth from existing clients and 1.2 million in registered users from new clients implemented through our digital banking platform (contractual minimums). In addition, increased revenues were due to RPU growth of 7.1%. RPU growth was primarily driven by cross-sell activity to existing clients and higher average RPU of new clients implemented on our digital banking platform compared to aggregate RPU. The average RPU of users from new clients implemented on our digital platform in the last year of $21.70 is 21.8% higher than the aggregate RPU as of December 31, 2024.

Cost of Revenues

	Year ended December 31,		Change
($ in thousands)	2024	2023	$	%
Cost of revenues	$137,219	$120,720	$16,499	13.7%
Percentage of revenues	41.1%	45.6%	(4.5)%	(9.9)%

Cost of revenues increased $16.5 million, or 13.7%, for 2024 compared to 2023, generating a gross margin of 58.9% for 2024 compared to a gross margin of 54.4% for 2023. The increase in cost of revenues was primarily driven by $14.6 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, and a $0.6 million increase in personnel-related costs (which includes a decrease in stock-based compensation of $0.2 million) resulting from headcount increases supporting our growth in the following teams: client implementation, site reliability engineering and client support, as well as higher miscellaneous other costs of $1.7 million. These expenses were partially offset by a decrease in hosting costs of $0.4 million.

Operating Expenses

	Year ended December 31,		Change
($ in thousands)	2024	2023	$	%
Research and development	$96,211	$84,661	$11,550	13.6%
Sales and marketing	59,765	48,557	11,208	23.1%
General and administrative	83,650	72,900	10,750	14.7%
Acquisition-related expenses, net	195	263	(68)	(25.9)%
Amortization of acquired intangibles	1,435	1,435	—	—%
Total operating expenses	$241,256	$207,816	$33,440	16.1%
Percentage of revenues	72.3%	78.5%

Research and Development

Research and development expenses increased $11.6 million, or 13.6%, for 2024 compared to 2023, primarily due to a $5.8 million increase in personnel-related costs (which includes stock-based compensation of $1.3 million) resulting primarily from headcount growth, $5.4 million in higher consulting costs, $1.1 million in higher hosting costs, and higher miscellaneous other costs of $0.7 million. These expenses were partially offset by an increase of $1.4 million in capitalized development costs.

Sales and Marketing

Sales and marketing expenses increased $11.2 million, or 23.1%, for 2024 compared to 2023. The increase was primarily due to an $8.6 million increase in personnel-related costs (which includes stock-based compensation of $1.8 million) resulting primarily from headcount growth in our sales and marketing teams. In addition, we incurred $1.7 million in higher consulting costs, and $1.0 million in higher travel costs for our sales team. These expenses are partially offset by lower miscellaneous other costs of $0.1 million.

General and Administrative

General and administrative expenses increased $10.8 million, or 14.7%, for 2024 compared to 2023. The increase was primarily due to a $6.5 million increase in personnel-costs (which includes stock-based compensation of $5.3 million) resulting primarily from headcount growth, higher audit and consulting fees of $2.4 million, higher software costs of $1.7 million, and $1.3 million of secondary offering costs. These expenses are partially offset by $1.1 million lower miscellaneous other costs.

Acquisition-Related Expenses, Net

Acquisition-related expenses, net was $0.2 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $1.4 million for both of the years ended December 31, 2024 and 2023.

Non-Operating Income (Expense)

Non-operating income increased $3.3 million for 2024 compared to 2023, primarily due to a $3.4 million increase in net interest income and a reduction in loss on extinguishment of debt of $0.4 million, partially offset by a $0.5 million reduction in gain on financial instruments related to marketable securities.

Provision for Income Taxes

The Company recorded a provision for income taxes of $0.3 million and less than $0.1 million, resulting in an effective tax rate of (0.8)% and (0.1)% for 2024 and 2023, respectively.

As a result of our valuation allowance, provision for income taxes consists primarily of current state income taxes and deferred taxes related to the tax amortization of acquired goodwill.

The difference in the effective tax rate for the year ended December 31, 2024 as compared to 2023 is primarily the result of increased current state tax expense in 2024 as compared to 2023.

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2024, we had $115.7 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $476.2 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations, and scaling our administrative functions to support our rapid growth.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$18,597	$(17,502)
Net cash provided by investing activities	$23,041	$33,911
Net cash provided by (used in) financing activities	$11,794	$(87,819)

Net Cash Provided by (Used in) Operating Activities

During the year ended December 31, 2024, net cash provided by operating activities was $18.6 million, which consisted of a net loss of $40.8 million, adjusted by non-cash charges of $69.2 million, and net cash outflows from the change in net operating assets and liabilities of $9.8 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $10.5 million, stock-based compensation expense of $59.4 million, and other net activity of $0.3 million, partially offset by accrued interest on marketable securities of $1.1 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to an $8.6 million increase in deferred costs, $4.0 million increase in prepaid expenses and other assets, and a $3.2 million increase in accounts receivable, partially offset by a $3.3 million increase in accounts payable and accrued liabilities, and a $2.7 million increase in deferred revenues.

During the year ended December 31, 2023, net cash used in operating activities was $17.5 million, which consisted of a net loss of $62.9 million, adjusted by non-cash charges of $58.2 million and net cash outflows from the change in net operating assets and liabilities of $12.8 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $10.6 million and stock-based compensation expense of $51.2 million, partially offset by accrued interest on marketable securities of $3.2 million, and other net activity of $0.4 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to an $7.7 million increase in deferred costs and a $9.3 million increase in accounts receivable, partially offset by a $3.6 million increase in deferred revenues, a $0.4 million decrease in prepaid expenses and other assets, and a $0.1 million increase in accounts payable and accrued liabilities.

Net Cash Provided by Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was $23.0 million, primarily consisting of $71.3 million in proceeds from sales, maturities, and redemptions of marketable securities, partially offset by $40.4 million for the purchase of marketable securities, $6.7 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $1.2 million.

During the year ended December 31, 2023, net cash provided by investing activities was $33.9 million, primarily consisting of $181.0 million in proceeds from sales, maturities, and redemptions of marketable securities, partially offset by $140.8 million for the purchase of marketable securities, $5.2 million related to capitalized software development costs, and capital expenditures related to updates for computer and other equipment of $1.1 million.

Net Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $11.8 million, which was primarily due to proceeds of $20.2 million from stock option exercises to purchase 2.6 million shares of common stock and proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”) of $4.7 million, partially offset by payments for taxes related to net settlement of equity awards of $12.8 million and debt issuance costs of $0.4 million.

For the year ended December 31, 2023, net cash used in financing activities was $87.8 million, which was primarily due to $85.0 million of principal payments on term debt, payments for taxes related to net settlement of equity awards of $16.0 million, payment of an acquisition related holdback of $3.6 million and debt issuance costs paid of $0.3 million, partially offset by proceeds of $13.0 million from the exercise of stock options to purchase 2.2 million shares of our common stock and proceeds from issuances under the ESPP of $4.1 million.

Amended Credit Agreement

On July 1, 2024, the Company entered into a Second Amendment (the “Second Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended, the “Amended Credit Agreement”), with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, and other lenders party thereto. The Second Amendment, among other things, (i) extended the maturity date of the revolving commitment (“Revolving Facility”) from April 29, 2026 to April 29, 2027, (ii) increased the amount of the Revolving Facility commitment by $65.0 million, for a total Revolving Facility of $125.0 million, (iii) increased the accordion feature from $50.0 million to $100.0 million, (iv) modified certain existing covenants, including increasing the minimum trailing four quarters free cash flow requirement to $(25.0) million, and (v) for any fiscal quarter ending after the financial covenant trigger date (which was extended to April 28, 2026 or such earlier date as designated by the Company) (the “Financial Covenant Trigger Date”), replaced compliance with a fixed charge coverage ratio with compliance with a minimum interest coverage ratio of 3.0x. Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. The Amended Credit Agreement previously provided for a term loan, which was fully repaid in December 2023 and cannot be re-borrowed. The Company has no outstanding borrowings as of December 31, 2024 related to the Amended Credit Agreement.

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

The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of December 31, 2024.

Total interest expense, including commitment fees and unused line fees, for the years ended December 31, 2024, 2023, and 2022 was $0.5 million, $7.4 million and $3.9 million, respectively. In conjunction with closing the Amended Credit Agreement in 2022, First Amendment in 2023, and Second Amendment in 2024, we incurred issuance costs of $0.9 million, $0.3 million and $0.4 million, respectively, which were deferred and were scheduled to be amortized over the remaining term of the agreement. Unamortized debt issuance costs totaled $0.5 million, $0.3 million, and $0.7 million as of December 31, 2024, 2023, and 2022 respectively. Amortization expense totaled $0.2 million, $0.4 million, and $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

We have material future purchase commitments for services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next five years is $95.2 million. Of this amount, $38.4 million is due within the next 12 months. Refer to Note 12 of the Notes to the Consolidated Financial Statements for further details.

Additionally, we have operating leases for real estate and equipment that include future minimum payments with initial terms of one year or more. Total future operating lease payments at December 31, 2024 are $25.7 million. Within the next 12 months, operating lease payments are expected to be $2.7 million. Refer to Note 13 of the Notes to the Consolidated Financial Statements for further details.

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

Our most significant accounting policies, including Revenue Recognition and Business Combinations, are described in Note 2 of the Notes to the Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments, or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our most critical accounting estimates include the following:

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

Our performance obligation for the SaaS series of services includes standing ready over the term of the contract to provide access to all the clients’ customers and process any transactions initiated by those customers. We invoice clients each month for the contracted minimum number of registered users with an additional amount for registered users in excess of those minimums. We recognize variable consideration related to registered user counts in excess of the contractual minimum amounts each month. SaaS subscription revenues also include annual and monthly charges for maintenance and support services, which are recognized on a straight-line basis over the subscription term.

During the term of the contract, clients may purchase additional professional services to modify or enhance their licensed SaaS solutions. These services are distinct performance obligations recognized when control of the enhancement is transferred to the client.

Business Combinations

Our acquisitions are accounted for using the acquisition method of business combinations accounting. We recognize the consideration transferred (i.e., purchase price) in a business combination as well as the acquired business’ identifiable assets, liabilities, and any non-controlling interests at their acquisition date fair value. The excess of the consideration transferred over the fair value of the identifiable assets, liabilities, and non-controlling interest, is recorded as goodwill in our consolidated financial statements. Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill; provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our Amended Credit Agreement. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under our Amended Credit Agreement are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements. Our cash and cash equivalents consist primarily of interest-bearing accounts. Such interest-earning instruments carry a degree of interest rate risk. To minimize interest rate risk in the future, we intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds and government and non-government debt securities. Because of the short-term maturities of our cash, cash equivalents, and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.

Item 8. Financial Statements and Supplementary Data.
Alkami Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alkami Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alkami Technology, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter
Accounting for Revenue Recognition

As disclosed in Note 4 to the consolidated financial statements, the Company provides subscription-based services to its customers through software-as-a-service (“SaaS”) arrangements. The timing and amount of revenue recognized is dependent on multiple factors, including the product offering, user count, price, and implementation date.
Auditing the accounting for revenue recognition was complex due to the multiple manual inputs involved in the Company’s revenue recognition calculation. For example, the Company inputs user count information from both internal and third-party sources into its revenue recognition calculation

How We Addressed the Matter in Our Audit
To test the Company’s accounting for revenue recognition, we performed audit procedures that included, among others, testing the completeness and accuracy of inputs to the revenue recognition calculation. For example, we agreed pricing information to customer contracts and validated the implementation date through external confirmations with the Company’s customers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Dallas, Texas
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alkami Technology, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Alkami Technology, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alkami Technology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 28, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Dallas, Texas
February 28, 2025

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$94,359	$40,927
Marketable securities	21,375	51,196
Accounts receivable, net	38,739	35,499
Deferred costs, current	13,207	10,329
Prepaid expenses and other current assets	13,697	10,634
Total current assets	181,377	148,585
Property and equipment, net	22,075	16,946
Right-of-use assets	14,565	15,754
Deferred costs, net of current portion	37,178	30,734
Intangibles, net	29,021	35,807
Goodwill	148,050	148,050
Other assets	5,011	3,949
Total assets	$437,277	$399,825
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable(1)	6,129	7,478
Accrued liabilities	24,520	19,763
Deferred revenues, current portion	13,578	10,984
Lease liabilities, current portion	1,343	1,205
Total current liabilities	45,570	39,430
Deferred revenues, net of current portion	15,526	15,384
Deferred income taxes	1,822	1,713
Lease liabilities, net of current portion	17,109	18,052
Other non-current liabilities	220	305
Total liabilities	80,247	74,884
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized and 102,088,783 and 96,722,098 shares issued and outstanding as of December 31, 2024 and 2023, respectively	102	97
Additional paid-in capital	833,129	760,210
Accumulated deficit	(476,201)	(435,366)
Total stockholders’ equity	357,030	324,941
Total liabilities and stockholders' equity	$437,277	$399,825
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.
(1)Includes related party accounts payable of $0.3 million as of December 31, 2023. See Note 16.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Revenues	$333,849	$264,831	$204,270
Cost of revenues(1)(2)	137,219	120,720	95,946
Gross profit	196,630	144,111	108,324
Operating expenses:
Research and development	96,211	84,661	69,329
Sales and marketing	59,765	48,557	36,811
General and administrative	83,650	72,900	71,247
Acquisition-related expenses, net	195	263	(12,529)
Amortization of acquired intangibles	1,435	1,435	1,155
Total operating expenses	241,256	207,816	166,013
Loss from operations	(44,626)	(63,705)	(57,689)
Non-operating income (expense):
Interest income	4,560	8,095	2,696
Interest expense	(461)	(7,384)	(3,850)
Gain (loss) on financial instruments	—	534	(200)
Loss on extinguishment of debt	—	(409)	(18)
Loss before income taxes	(40,527)	(62,869)	(59,061)
Provision (benefit) for income taxes	308	44	(461)
Net loss	$(40,835)	$(62,913)	$(58,600)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.41)	$(0.67)	$(0.64)
Weighted average number of shares of common stock outstanding:
Basic and diluted	98,892,692	94,080,797	90,956,521

The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

(1) Includes amortization of acquired technology of $5.4 million, $5.4 million, and $3.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

(2) Includes fees paid to a related party of $6.2 million and $4.4 million for the years ended December 31, 2023, and 2022, respectively. See Note 16.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2022	89,954,657	$90	$658,374	$(313,853)	$344,611
Stock-based compensation	—	—	45,395	—	45,395
Issuance of common stock upon restricted stock unit vesting	698,841	1	(1)	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	323,905	—	2,906	—	2,906
Exercised stock options	1,135,346	1	2,398	—	2,399
Payments for taxes related to net settlement of equity awards	—	—	(2,665)	—	(2,665)
Net loss	—	—	—	(58,600)	(58,600)
Balance December 31, 2022	92,112,749	92	706,407	(372,453)	334,046
Stock-based compensation	—	—	52,686	—	52,686
Issuance of common stock upon restricted stock unit vesting	1,943,846	2	(2)	—	—
Common stock issued under ESPP	421,690	—	4,124	—	4,124
Exercised stock options	2,243,813	3	12,980	—	12,983
Payments for taxes related to net settlement of equity awards	—	—	(15,985)	—	(15,985)
Net loss	—	—	—	(62,913)	(62,913)
Balance December 31, 2023	96,722,098	97	760,210	(435,366)	324,941
Stock-based compensation	—	—	60,767	—	60,767
Issuance of common stock upon restricted stock unit vesting	2,474,684	2	(2)	—	—
Common stock issued under ESPP	312,838	—	4,736	—	4,736
Exercised stock options	2,579,163	3	20,238	—	20,241
Payments for taxes related to net settlement of equity awards	—	—	(12,820)	—	(12,820)
Net loss	—	—	—	(40,835)	(40,835)
Balance December 31, 2024	102,088,783	$102	$833,129	$(476,201)	$357,030
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(40,835)	$(62,913)	$(58,600)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities:
Depreciation and amortization expense	10,508	10,631	8,075
Accrued interest on marketable securities, net	(1,075)	(3,231)	(369)
Stock-based compensation expense	59,437	51,231	44,592
Amortization of debt issuance costs	210	138	134
Gain from revaluation of contingent consideration	—	—	(15,500)
(Gain) loss on financial instruments	—	(532)	200
Loss on extinguishment of debt	—	409	18
Gain on lease modification	—	(375)	—
Deferred taxes	109	(32)	(690)
Changes in operating assets and liabilities:
Accounts receivable	(3,240)	(9,253)	(4,013)
Prepaid expenses and other assets	(3,972)	425	(3,194)
Accounts payable and accrued liabilities	3,322	91	(1,374)
Deferred costs	(8,603)	(7,720)	(7,846)
Deferred revenues	2,736	3,629	522
Net cash provided by (used in) operating activities	18,597	(17,502)	(38,045)
Cash flows from investing activities:
Purchase of marketable securities	(40,416)	(140,816)	(187,217)
Proceeds from sales, maturities, and redemptions of marketable securities	71,312	181,019	99,750
Purchases of property and equipment	(1,195)	(1,058)	(1,057)
Capitalized software development costs(1)	(6,660)	(5,234)	(3,388)
Acquisition of business, net of cash acquired	—	—	(131,839)
Net cash provided by (used in) investing activities	23,041	33,911	(223,751)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	85,000
Principal payments on debt	—	(85,000)	(24,688)
Payment of holdback funds from acquisition	—	(3,600)	(1,000)
Payments for taxes related to net settlement of equity awards	(12,820)	(15,985)	(2,665)
Proceeds from stock option exercises	20,241	12,983	2,399
Proceeds from ESPP issuance	4,736	4,124	2,906
Debt issuance costs paid	(363)	(341)	(773)
Net cash provided by (used in) financing activities	11,794	(87,819)	61,179
Net increase (decrease) in cash and cash equivalents and restricted cash	53,432	(71,410)	(200,617)
Cash and cash equivalents and restricted cash, beginning of period	40,927	112,337	312,954
Cash and cash equivalents and restricted cash, end of period	$94,359	$40,927	$112,337

Supplemental disclosure of cash flow information:
Cash paid for interest	$283	$7,056	$3,612
Cash paid for taxes (states)(2)	$375	$332	$249
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.
(1)See Note 3 for additional information regarding noncash investing activities for the years ended December 31, 2024, 2023, and 2022 related to capitalized software development costs.
(2)In 2024, material jurisdictions that are equal or greater than 5% of the total cash paid for taxes (in thousands) included Connecticut ($44), Idaho ($50), Minnesota ($35), New York ($31), New York City ($49), Pennsylvania ($34), and Texas ($58).

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

The Company has reclassified certain amounts in its notes to the consolidated financial statements in the prior periods to conform to current periods presentation.

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

Significant estimates and assumptions include determining the timing and amount of revenue recognition, recoverability and amortization period related to costs to obtain and fulfill contracts, deferred costs, revaluation of contingent consideration, and business combinations.

Operating Segment

The Company operates as a single operating segment and is a single-reportable segment entity. The Company provides services to customers primarily under software-as-a-service arrangements. The Company derives revenue from customers located in the United States, and the CODM manages the business activities on a consolidated basis (see Note 4 for additional information regarding revenues). The measure of the Company’s single operating segment assets is reported on the consolidated balance sheets as total assets.

The Company's chief operating decision maker, or CODM, is the Chief Executive Officer. The financial information reviewed by the CODM is presented on a consolidated basis for the single operating segment for purposes of allocating resources, evaluating financial performance and monitoring budget versus actual results based on net loss that is also reported on the consolidated statements of operations as net loss. The significant expenses within net loss on which the CODM relies include those that are reported on the consolidated statements of operations. The measure of the Company's single operating segment assets is reported on the consolidated balance sheets as total assets. Substantially all of the Company's principal operations, assets and decision-making functions are located in the United States.

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

See Note 10 for additional information regarding fair value measurements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Certain cash equivalents held in marketable securities accounts may have related unrealized gains or losses that are recognized on the consolidated statements of operations.

See Note 10 for additional information regarding cash equivalent money market and marketable securities accounts.

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

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. Identified risks pertaining to the Company’s accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company’s customers such as unemployment, inflation and regulation matters. Historically, the Company's collection experience has not varied significantly, and credit loss expenses have been insignificant.

The Company maintains reserves for estimated sales credits issued to customers for billing disputes or other service-related reasons. These allowances are recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The Company also maintains specific reserves for anticipated contract concessions. Refer to Note 5 for additional information.

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

Leases

The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2024, the Company had no finance leases.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment would be recognized if the estimated undiscounted future cash flows were less than the carrying value of the related assets. Therefore, the carrying amount of such assets would be reduced to fair value. There were no impairment charges for the years ended December 31, 2024, 2023, and 2022.

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

Deferred costs to fulfill client contracts

The Company capitalizes certain costs to fulfill client contracts such as employee salaries, benefits, stock-based compensation and associated payroll taxes that are directly related to the implementation of its solutions and some third-party costs. The Company only capitalizes implementation costs that it anticipates will be recoverable under the contract. The Company begins amortizing deferred costs ratably over the expected period of client benefit once access to the SaaS solution is transferred to the client. Deferred costs are amortized over the benefit period of the client contract.

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

The Company’s performance obligation for the SaaS series of services includes standing ready over the term of the contract to provide access to all of the clients’ users and process any transactions initiated by those users. The Company invoices clients each month for the contracted minimum number of registered users with an additional amount for users in excess of those minimums. The Company recognizes variable consideration related to registered user counts in excess of the contractual minimum amounts each month. SaaS subscription revenues also includes annual and monthly charges for maintenance and support services that are recognized over the subscription term. As mentioned above, SaaS contracts include a single performance obligation that consists of a series of distinct SaaS services transferred over time that are substantially the same each month. Standalone selling prices (“SSP”) are not required to allocate revenue amongst the distinct services within the series.

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

The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected by the Company’s fair value of common stock, as well as other subjective assumptions, including the volatility, risk-free interest rate, dividends, and weighted-average expected life.

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

Restricted Stock Units (“RSUs”)
RSUs issued vest upon the satisfaction of a time-based condition only. These RSUs are generally earned over a service period of three to four years and the compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period.

The Company estimates a forfeiture rate to calculate the stock-based compensation expense for its RSU awards. The Company’s forfeiture rate is based on an analysis of its actual forfeitures. The Company will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) permits employees to purchase the Company's common stock through payroll deductions during six-month offerings. The offering periods begin each May 16 and November 16, or such other period determined by the compensation committee. In accordance with the guidance in ASC 718-50 - Compensation - Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e., the purchase date) represents an option and, therefore, the ESPP is a compensatory plan. Accordingly, stock-based compensation expense is determined based on the grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the withholding period. The Company uses only the historical volatility as an input in the Black-Scholes option-pricing model.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs of sales, marketing and client success employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. Sales and marketing expenses also include travel and related costs, outside consulting fees and marketing programs, including lead generation, costs of the Company’s annual client conference, advertising, trade shows, and other event expenses. Advertising costs are expensed when incurred and were not significant for the years ended December 31, 2024, 2023, and 2022.

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

Concentrations of Credit Risk

Concentrations of credit risk arise from the Company’s revenues and accounts receivable. Management believes that its contract acceptance, billing, and collection policies are adequate to minimize potential credit risk. As of December 31, 2024 and 2023, no client represented more than 10% of accounts receivable. For the years ended December 31, 2024, 2023, and 2022, no client represented more than 10% of revenues.

At times, cash deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the FIs to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Management periodically assesses the financial condition of the institutions to assess credit risk. To date, the Company has not experienced such losses and believes it is not exposed to significant credit risk.

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

Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. This includes, but is not limited to, significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. There were no impairments of intangible assets during the years ended December 31, 2024, 2023, and 2022.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company has the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. However, the Company may elect to perform a quantitative goodwill impairment test even if no indications of a potential impairment exist. As the Company operates in a single reporting unit, the impairment testing is performed at the consolidated entity level.

During 2024, the Company performed a qualitative goodwill assessment. The Company’s assessments indicated that there was no goodwill impairment for the Company’s single reporting unit as of its annual assessment date.

During 2023 and 2022, the Company performed a quantitative goodwill assessment. The Company’s assessments indicated that there was no goodwill impairment for the Company’s single reporting unit as of its annual assessment date in each year.

Goodwill impairment, if any, is evaluated by comparing the reporting unit’s fair value to its carrying value. There was no goodwill impairment for the years ended December 31, 2024, 2023, and 2022.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 amended the existing segment reporting requirements by requiring disclosure of the significant segment expenses based on how management internally views segment information and by allowing the disclosure of more than one measure of segment profit or loss, as well as by expanding the interim period segment requirements. The ASU also requires single-reportable segment entities to report the disclosures required under ASC Topic 280, Segment Reporting. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See “Operating Segment” section within Note 2 for additional information.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company has elected to early adopt ASU 2023-09 as of December 31, 2024. See Note 9 for the expanded disclosures.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" (“ASU 2024-03”). The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption on our financial disclosures.

Note 3. Property and Equipment, Net

Depreciation and amortization expense was $3.7 million, $3.8 million, and $3.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Property and equipment, net, includes the following amounts at December 31, 2024 and December 31, 2023:

(in thousands)	Useful Life	December 31, 2024	December 31, 2023
Software	2 to 5 years	$198	$920
Capitalized software development costs	5 years	19,728	12,263
Computers and equipment	3 years	2,379	6,359
Furniture and fixtures	5 years	357	3,988
Leasehold improvements	3 to 10 years	10,229	12,312
		$32,891	$35,842
Less: accumulated depreciation and amortization		(10,816)	(18,896)
Property and Equipment, net		$22,075	$16,946

For the years ended December 31, 2024, 2023, and 2022, the Company had non-cash investing activities of $0.8 million, $0.8 million, and $0.3 million, respectively, for capitalized stock-based compensation related to capitalized software development costs. Additionally, the Company recognized stock-based compensation expense through the amortization of capitalized stock-based compensation associated with capitalized software development costs of $0.2 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively, and none for the year ended December 31, 2022.

Note 4. Revenues and Deferred Costs

The following table disaggregates the Company's revenue by major source for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
(in thousands)	2024	2023	2022
SaaS subscription services	$319,243	$252,348	$194,387
Implementation services	7,604	8,488	6,941
Other services	7,002	3,995	2,942
Total revenues	$333,849	$264,831	$204,270

The Company recognized approximately $8.6 million of revenue during the year ended December 31, 2024 that was included in deferred revenue in the accompanying consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of December 31, 2024, the Company’s remaining performance obligation totaled approximately $1.4 billion. The Company expects to recognize approximately 47.3% of these remaining performance obligations as revenue over the next 24 months, an additional 35.1% in the next 25 to 48 months, and the remaining balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Contract assets totaled $1.9 million and $1.5 million as of December 31, 2024 and 2023, respectively, which are included in other assets in the accompanying consolidated balance sheets.

Deferred Cost Recognition

The Company capitalized $9.9 million, $8.7 million, and $8.3 million in deferred commissions costs during the years ended December 31, 2024, 2023, and 2022, respectively, and recognized amortization of $5.1 million, $3.8 million, and $2.9 million during the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred costs in the accompanying consolidated balance sheets in the amount of $25.9 million and $21.2 million as of December 31, 2024 and 2023, respectively.

The Company capitalized implementation costs of $10.2 million, $8.4 million, and $6.9 million during the years ended December 31, 2024, 2023, and 2022, respectively, and recognized amortization of $5.6 million, $4.9 million, and $3.9 million during the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense is included in cost of revenues in the accompanying consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred costs in the accompanying consolidated balance sheets in the amount of $24.5 million and $19.8 million as of December 31, 2024 and 2023, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No impairment loss was recognized in relation to these capitalized costs for the years ended December 31, 2024, 2023, and 2022.

Note 5. Accounts Receivable

Accounts receivable includes the following amount at December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Trade accounts receivable	$32,866	$30,111
Unbilled receivables	6,086	5,975
Total receivables	38,952	36,086
Allowance for credit losses	(27)	(59)
Reserve for estimated credits	(186)	(528)
	$38,739	$35,499

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Bonus accrual	$7,989	$7,798
Accrued vendor purchases	161	174
Commissions accrual	1,708	2,026
Accrued hosting services	2,026	428
Client refund liability	443	660
Accrued consulting and professional fees	653	713
Accrued tax liabilities	634	1,166
ESPP liability	757	682
Other accrued liabilities	10,149	6,116
Total accrued liabilities	$24,520	$19,763

Note 7. Debt

On July 1, 2024, the Company entered into a Second Amendment (the “Second Amendment”) to the Company’s Amended and Restated Credit Agreement, dated as of April 29, 2022 (as amended, the “Amended Credit Agreement”), with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, and other lenders party thereto. The Second Amendment, among other things, (i) extended the maturity date of the revolving commitment (“Revolving Facility”) from April 29, 2026 to April 29, 2027, (ii) increased the amount of the Revolving Facility commitment by $65.0 million, for a total Revolving Facility of $125.0 million, (iii) increased the accordion feature from $50.0 million to $100.0 million, (iv) modified certain existing covenants, including increasing the minimum trailing four quarters free cash flow requirement to $(25.0) million, and (v) for any fiscal quarter ending after the financial covenant trigger date (which was extended to April 28, 2026 or such earlier date as designated by the Company) (the “Financial Covenant Trigger Date”), replaced compliance with a fixed charge coverage ratio with compliance with a minimum interest coverage ratio of 3.0x. Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. The Amended Credit Agreement previously provided for a term loan, which was fully repaid in December 2023 and cannot be re-borrowed. The Company has no outstanding borrowings as of December 31, 2024 related to the Amended Credit Agreement.

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

The Amended Credit Agreement also contains customary events of default, which if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable, in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of December 31, 2024.

Note 8. Stockholders' Equity

In April 2021, the Company's certificate of incorporation was amended and restated such that the total number of shares of common stock authorized to be issued was increased to 500,000,000 shares and the total number of shares of preferred stock authorized to be issued was reduced to 10,000,000 shares.

Equity Compensation Plans

On February 25, 2021, the Board approved, subject to stockholder approval, which was obtained on March 23, 2021, the ESPP, pursuant to which employees would be able to purchase shares of the Company’s common stock at a 15% discount. The Board provided that the share reserve will be refreshed by an evergreen provision of 1% of the Company’s outstanding common stock on the last day of the prior year, or such lesser amount as the Board or its Compensation Committee may determine, which is effective the first day of the following fiscal year. As of December 31, 2024, the Company has reserved 3,705,790 shares of common stock for issuance under the ESPP and 2,525,043 shares remain available for future issuance.

On February 25, 2021, the Board approved, subject to stockholder approval, which was obtained on March 23, 2021, the Company’s 2021 Incentive Award Plan (the “2021 Plan”), pursuant to which incentive awards may be awarded to employees, directors and consultants. The 2021 Plan includes any shares underlying awards outstanding under the 2011 Long-Term Incentive Plan, as amended (the “2011 Plan”). The Board provided that the share reserve will be refreshed by an evergreen provision of 5.0% of the shares outstanding on the last day of the prior fiscal year or such lesser amount as determined by the Board, which is effective the first day of the following fiscal year. As of December 31, 2024, the Company has reserved 26,071,320 shares of common stock for issuance pursuant to awards under the 2021 Plan, and 16,390,546 shares remain available for future issuance.

Stock Options

A summary of option activity is as follows:

	Options Outstanding
(in thousands except share and per share amounts)	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2023	6,268,485	$7.61	5.9	$48,141
Granted	—
Exercised	(2,244,170)	5.79		26,752
Forfeited	(109,904)	13.80		309
Balance, December 31, 2023	3,914,411	$8.48	6.0	$62,295
Granted	—
Exercised	(2,578,806)	7.85		60,524
Forfeited	(37,004)	15.92		414
Balance, December 31, 2024	1,298,601	$9.51	5.2	$35,285

Exercisable at, December 31, 2024	1,233,092	$9.07	5.1	$34,042

No options were granted for the years ended December 31, 2024, 2023, and 2022.

The total fair value of stock options vested during the years ended December 31, 2024, 2023, and 2022 was $3.7 million, $4.5 million, and $15.8 million, respectively.

As of December 31, 2024, the total unrecognized stock-based compensation expense related to stock options was $0.3 million, net of forfeitures, which the Company expects to recognize over the next 0.1 years.

Certain stock option grants provide the option holder the right to exercise their stock options before they vest. As of December 31, 2024, there were no options exercisable that were not yet vested. As of December 31, 2023 and 2022, there were 0.2 million, and 0.3 million options, respectively, that were exercisable that were not yet vested by the option holder at a weighted average exercise price of $2.35, and $2.46 per share, respectively.

A summary of the status of non-vested options is as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1, 2022	4,787,787	$6.10
Granted	—
Forfeited	(675,375)	5.36
Vested	(2,281,344)	6.89
Balance, December 31, 2022	1,831,068	5.36
Granted	—
Forfeited	(80,864)	7.16
Vested	(956,667)	4.67
Balance, December 31, 2023	793,537	6.04
Granted	—
Forfeited	(33,630)	8.41
Vested	(694,398)	5.67
Balance, December 31, 2024	65,509	$8.67

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

The total fair value of restricted stock units vested during the year ended December 31, 2024 was $56.3 million.

Restricted stock unit activity was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2023	7,101,096	$17.45
Granted	3,676,190	16.12
Vested	(2,832,027)	17.29
Forfeited	(639,816)	17.33
Nonvested as of December 31, 2023	7,305,443	$16.85
Granted	2,550,824	26.69
Vested	(2,966,340)	18.50
Forfeited	(792,674)	17.20
Nonvested as of December 31, 2024	6,097,253	$20.12

As of December 31, 2024, the total unrecognized stock-based compensation expense related to RSUs was $95.0 million, net of forfeitures, which the Company expects to recognize over the next 2.4 years.

Employee Stock Purchase Plan

The first offering period commenced on May 15, 2021, and as of December 31, 2024, 1,180,747 shares have been issued under the ESPP with 312,838 shares issued during the year ended December 31, 2024.

Stock-based compensation expense was included in the consolidated statements of operations as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Cost of revenues	$5,366	$5,584	$4,389
Research and development	17,279	15,995	11,398
Sales and marketing	9,049	7,220	4,042
General and administrative	27,743	22,432	24,763
Total stock-based compensation expenses	$59,437	$51,231	$44,592
On November 5, 2021, the Company entered into a separation agreement with the former Chief Executive Officer of the Company. The agreement resulted in a modification of the former employee's 438,783 outstanding stock options and 50,000 RSUs, which accelerated certain vestings, resulting in the recognition of $10.1 million of expense, which was recognized ratably over the remaining requisite service period, through December 31, 2022.
The amount of stock-based compensation capitalized as part of deferred costs was $0.7 million for both the years ended December 31, 2024 and December 31, 2023, and $0.6 million for the year ended December 31, 2022.
Note 9. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Income (loss) before income tax provision (benefit):
US	$(40,527)	$(62,869)	$(59,061)
Foreign	—	—	—
Total income (loss) before income tax provision (benefit)	$(40,527)	$(62,869)	$(59,061)

Current income tax provision (benefit):
Federal	$—	$—	$—
State	199	76	229
Total current income tax provision (benefit)	199	76	229

Deferred income tax provision (benefit):
Federal	89	145	(213)
State	20	(177)	(477)
Total deferred income tax provision (benefit)	109	(32)	(690)
Total provision (benefit) for income taxes	$308	$44	$(461)

The provision (benefit) for income taxes results in effective rates that differ from the statutory rates. The following is a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the total tax expense (benefit) computed at the effective tax rate:

	Year ended December 31,
(in thousands)	2024		2023		2022
US federal statutory tax rate	$(8,511)	21.0%	$(13,203)	21.0%	$(12,403)	21.0%
State and local income taxes, net of federal income tax effect(1)	(2,800)	6.9%	(2,567)	4.1%	(2,437)	4.1%
Changes in valuation allowances	17,908	(44.2)%	14,142	(22.5)%	11,289	(19.1)%
Nontaxable or nondeductible items:
Stock-based compensation	(17,400)	42.9%	(1,539)	2.4%	1,815	(3.1)%
Executive compensation	10,620	(26.2)%	2,970	(4.7)%	1,008	(1.7)%
Meals & entertainment	460	(1.1)%	362	(0.6)%	185	(0.3)%
Other	288	(0.7)%	107	(0.1)%	94	(0.2)%
Other adjustments:
Return to provision adjustments	(257)	0.6%	(187)	0.3%	(54)	0.1%
Other	—	—%	(41)	—%	42	(0.1)%
Total	$308	(0.8)%	$44	(0.1)%	$(461)	0.7%

(1) In 2024, state taxes in California, Connecticut, Wisconsin, and New York made up the majority (greater than 50 percent) of the tax effect in this category.

Significant components of the Company’s net deferred tax assets and liabilities were as follows as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Deferred revenue	$7,240	$6,412
Accrued expenses	2,189	2,122
Stock-based compensation	2,422	3,404
Net operating loss carryforward (federal and state)	76,213	76,267
Reserve for customer credits	164	310
Capitalized research and development costs	47,396	30,109
Lease liabilities	4,639	4,828
Other	293	250
Total deferred tax assets	140,556	123,702
Valuation allowance for deferred tax assets	(127,102)	(109,173)
Deferred tax assets, net of valuation allowance	13,454	14,529
Deferred tax liabilities:
Fixed assets	(158)	(213)
Right-of-use assets	(3,661)	(3,949)
Goodwill	(4,997)	(4,347)
Intangible assets	(4,625)	(6,183)
Deferred costs	(1,835)	(1,550)
Total deferred tax liabilities	(15,276)	(16,242)
Deferred income tax liabilities, net of deferred tax assets	$(1,822)	$(1,713)

At December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of $298.5 million and $303.6 million, respectively, of which $70.5 million and $75.6 million, respectively, are subject to limited carryforward periods and will begin to expire in 2034. At December 31, 2024 and 2023, the Company had various apportioned state net operating loss carryforwards of $228.3 million and $211.3 million, respectively, which are subject to varying carryforward periods that begin to expire in 2025. Additionally, the Company had $0.3 million of federal general business credit carryforwards as of both December 31, 2024 and 2023, which will begin to expire in 2035.

The Company’s ability to utilize net operating loss carryforwards and other tax attributes to reduce future federal taxable income is subject to potential limitations under Internal Revenue Code Section 382 (“Section 382”) and Section 383 and its related tax regulations. The utilization of these attributes may be limited if certain ownership changes by 5% shareholders (as defined in Treasury regulations pursuant to Section 382) and the effects of stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company. At December 31, 2024, $24.3 million of the Company’s combined federal net operating loss carryforwards remain subject to the annual Section 382 utilization limitation, of which $9.5 million begin to expire in 2034. At December 31, 2024, $0.3 million of the Company’s federal general business credit carryforwards are subject to Section 382 limitation, of which $0.2 million are expected to expire unutilized. Subsequent ownership changes may further impact the limitation in future years.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. As part of the evaluation, the Company considered historical losses, future reversals of taxable temporary differences, the duration of statutory carryback and carryforward periods, and ongoing prudent and feasible tax planning strategies. As a result, at December 31, 2024 and 2023, the Company established a valuation allowance of $127.1 million and $109.2 million, respectively, for its net deferred tax assets as realization of the net deferred tax assets is not reasonably assured based upon a “more likely than not” threshold. The Company excluded the deferred tax liabilities related to certain indefinite-lived intangibles when calculating the valuation allowance, as these liabilities cannot be considered as a source of income when determining the realizability of the net definite-lived deferred tax assets. In addition to these indefinite-lived deferred tax liabilities, the Company also has indefinite-lived deferred tax assets which were considered as part of the Company’s net deferred tax position. The valuation allowance increased by $17.9 million and $12.9 million during the years ended December 31, 2024 and 2023, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for tax years before 2020. Operating losses generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2020 and forward remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction. The Company did not have any uncertain tax positions as of December 31, 2024 and 2023. The Company’s policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2024 and 2023, the Company did not recognize any interest or penalties.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$62,434	$62,434	$—	$—
Marketable securities:
Corporate bonds	4,368	—	4,368	—
Commercial paper	1,580	—	1,580	—
U.S. Treasury debt securities	15,427	15,427	—	—
Total marketable securities	21,375	15,427	5,948	—
Total Assets	$83,809	$77,861	$5,948	$—
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

Note 11. Earnings Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for 2024, 2023, and 2022, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
(in thousands, except shares and per share amounts)	2024	2023	2022
Net Loss	$(40,835)	$(62,913)	$(58,600)
Weighted average shares of common stock outstanding - basic and diluted	98,892,692	94,080,797	90,956,521
Loss per common share - basic and diluted	$(0.41)	$(0.67)	$(0.64)

For the years ended December 31, 2024, 2023, and 2022, the following potential shares were excluded from diluted EPS as the Company had a net loss in each period presented:

	Year ended December 31,
	2024	2023	2022
Stock options	1,298,601	3,914,768	6,268,485
RSUs	6,097,253	7,305,443	7,101,096
ESPP	30,835	31,240	48,923
Total anti-dilutive common share equivalents	7,426,689	11,251,451	13,418,504

Note 12. Commitments and Contingencies

Contractual Commitments

The Company has non-cancelable contractual commitments related to third-party products, hosting services and other service costs. The Company is party to several purchase commitments for third-party services that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. At December 31, 2024, the Company had approximately $38.4 million of purchase obligations in the next 12 months.

Legal Proceedings

The Company may become party to various legal actions during the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, it may receive unfavorable preliminary or interim rulings during litigation, and there can be no assurances that favorable final outcomes will be obtained. In addition, the Company’s industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in our industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Furthermore, client agreements typically require the Company to indemnify clients against liabilities incurred in connection with claims alleging its solutions infringe the intellectual property rights of a third party. From time to time, the Company has been involved in disputes related to patent and other intellectual property rights of third parties, none of which has resulted in material liabilities. The Company expects these types of disputes may continue to arise in the future. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims that are likely to be asserted, is not reasonably likely to be material to the Company’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

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

Operating lease expense consisted of:

	Year ended December 31,
(in thousands)	2024	2023	2022
Operating lease expense	$2,687	$2,984	$3,137
Short term lease expense and other(1)	1,026	960	1,165
Total lease expense	$3,713	$3,944	$4,302
(1) Other lease expense includes variable lease expense, sublease income, and gain on lease modification.

Supplemental lease information

	Year ended December 31,
Cash flow information (in thousands)	2024	2023	2022
Cash paid for operating lease liabilities	$2,665	$3,907	$3,710
Right-of-use assets obtained in exchange for operating lease obligations(1)	$—	$—	$16,918
Non-cash adjustment to operating lease right-of-use assets from lease modification(2)	$—	$3,108	$—
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

Operating lease information	Year ended December 31, 2024
Weighted-average remaining lease term	7.8 years
Weighted-average discount rate	7.6%

The future maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2024
2025	$2,707
2026	2,648
2027	2,620
2028	2,777
2029	3,067
Thereafter	11,912
Total minimum lease payments	25,731
Less: present value discount	(7,279)
Total lease liability balance	$18,452

Note 14. Employee Benefit Plan

The Company sponsors a 401(k) savings plan that covers substantially all employees who have attained 21 years of age. Employees can defer a portion of their annual gross compensation up to limits established by the Internal Revenue Code. The Company currently matches employee contributions at 25% of employee contributions up to 8% of their salary. Matching contributions vest based on the employees tenure with the Company. Contributions for the years ended December 31, 2024, 2023, and 2022 were $2.1 million, $1.9 million, and $1.5 million, respectively.

Note 15. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill or intangibles noted for the years ended December 31, 2024 and 2023. Goodwill has a carrying value of $148.1 million as of both December 31, 2024 and 2023.

Total intangibles, net, consisted of the following as of December 31, 2024 and 2023:

	As of December 31, 2024
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(4,185)	$16,285
Developed Technology	27,700	(15,502)	12,198
Tradenames	750	(237)	513
Subtotal amortizable intangible assets	48,920	(19,924)	28,996
Website domain name	25	—	25
Total intangible assets	$48,945	$(19,924)	$29,021

	As of December 31, 2023
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(2,820)	$17,650
Developed Technology	27,700	(10,151)	17,549
Tradenames	750	(167)	583
Subtotal amortizable intangible assets	48,920	(13,138)	35,782
Website domain name	25	—	25
Total intangible assets	$48,945	$(13,138)	$35,807

Amortization expense recognized on intangible assets was $6.8 million, $6.8 million, and $5.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2025	$6,786
2026	6,554
2027	3,162
2028	1,435
2029	1,435
Thereafter	9,624
$28,996

Note 16. Related Party Transactions

Mr. Todd Clark, who served as President and Chief Executive Officer of CU Cooperative from 2016 to 2023, is a member of the Board. For the years ended December 31, 2023 and 2022, CU Cooperative Systems, Inc. (“CU Cooperative”), a vendor, was paid fees of $6.2 million, and $4.4 million, respectively, which relates to services resold to the Company’s clients. As of December 31, 2023, the Company had $0.3 million due to CU Cooperative included in accounts payable.

Note 17. Subsequent Events

Pursuant to the terms of the annual evergreen provision in the 2021 Plan, effective January 1, 2025, the number of shares issuable thereunder automatically increased by 5,104,439 shares for a new total of 21,494,985 shares available for issuance. The Board limited the effect of the evergreen provision in the ESPP, and, effective January 1, 2025, the number of shares issuable thereunder increased by 500,000 shares for a new total of 3,025,043 shares available for issuance.

Acquisition of MANTL

On February 27, 2025, the Company entered into an agreement to acquire Fin Technologies, Inc. dba MANTL. MANTL provides onboarding and account opening solutions that allow financial institutions to acquire commercial, business, and retail customers through a variety of channels for many deposit account types. Pursuant to the terms of the Merger Agreement, the Company has agreed to acquire MANTL for approximately $380 million, subject to customary purchase price adjustments. The Company is currently evaluating the impact of the acquisition on its financial statements. See Form 8-K filed on February 27, 2025 for additional information.

Third Amendment to Amended and Restated Credit Amendment

In connection with the acquisition of MANTL, on February 27, 2025, the Company entered into a Third Amendment (the “Third Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (the “Credit Agreement”), with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as Administrative Agent, and the other lenders party thereto.

The Third Amendment, among other things, (i) extends the maturity date of the revolving commitment from April 29, 2027 to February 26, 2030, (ii) increases the amount of the revolving loan commitment by $100 million, for a total revolving commitment of $225 million, (iii) extends the Financial Covenant Trigger Date to December 31, 2026 or such earlier date as designated by the Company, (iv) reduces the applicable interest rate margins (1) prior to the Financial Covenant Trigger Date, from SOFR plus 3.00% to 3.50% per annum to SOFR plus 2.75% to 3.25% per annum, in each case based on the recurring revenue leverage ratio and (2) on or after the Financial Covenant Trigger Date, from SOFR plus 1.50% to 3.00% per annum to SOFR plus 1.25% to 2.50% per annum, in each case, based on the total net leverage ratio, (v) permits the Acquisition of MANTL pursuant to the terms of the Merger Agreement, (vi) permits certain Permitted Convertible Indebtedness and Permitted Equity Derivative Transactions (as such terms are defined in the Credit Agreement, as amended by the Amendment), subject to certain restrictions, and (vii) modifies certain covenants. The Company is currently evaluating the impact of the amendment on its financial statements. Except as amended by the Third Amendment, the remaining terms of the Credit Agreement remain in full force and effect. See Form 8-K filed on February 27, 2025 for additional information.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2024, the last day of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The Company’s independent registered public accounting firm, Ernst & Young LLP, which audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our business have been detected.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

On November 8, 2024, Brian Smith, our Chairperson of our board of directors, and S3 Ventures Fund III, L.P., adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Smith is the managing director of S3 Ventures III, L.L.C., which is the General Partner of S3 Ventures GPLP III, L.P., which is the general partner of S3 Ventures Fund III, L.P. Subject to certain conditions, the trading plan provides for the sale of up to 3,276,000 shares of our common stock through February 27, 2026 for a duration of 476 days.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

We have adopted an insider trading compliance policy that governs the purchase, sale, and other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards of the Nasdaq Global Select Market. A copy of our insider trading compliance policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

(b)

The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX
			Incorporated by Reference
Exhibit	Description	File No.	Form	Exhibit	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement, dated September 10, 2021, among Alkami Technology, Inc., MK Decisioning Systems, LLC., and individuals named therein	001-40321	8-K	2.1	9/13/2021
2.2*	Merger Agreement, dated March 25, 2022, among Alkami Technology, Inc., Segmint Inc. and the other parties thereto.	001-40321	8-K	2.1	3/28/2022
3.1	Amended and Restated Certificate of Incorporation of Alkami Technology, Inc.	001-40321	8-K	3.1	4/16/2021
3.2	Amended and Restated Bylaws of Alkami Technology, Inc.	001-40321	8-K	3.2	4/16/2021

4.1	Form of Specimen Stock Certificate evidencing the shares of common stock.	333-254108	S-1	4.1	3/10/2021
4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among Alkami Technology, Inc. and the investors listed therein, dated as of September 24, 2020.	333-254108	S-1	4.2	3/10/2021
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	001-40321	10-K	4.10	2/25/2022
10.1	Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of September 6, 2017.	333-254108	S-1	10.1	3/10/2021
10.2	First Amendment to Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of June 29, 2018.	333-254108	S-1	10.2	3/10/2021
10.3	Second Amendment to Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of November 8, 2018.	333-254108	S-1	10.3	3/10/2021
10.4	Third Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of January 7, 2019.	333-254108	S-1	10.4	3/10/2021
10.5	Fourth Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of December 27, 2019.	333-254108	S-1	10.5	3/10/2021
10.6	Fifth Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of November 3, 2020.	333-254108	S-1	10.6	3/10/2021
10.7†	Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of June 28, 2013.	333-254108	S-1	10.9	3/10/2021
10.8†	First Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of May 19, 2015.	333-254108	S-1	10.10	3/10/2021
10.9†	Second Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of February 11, 2016.	333-254108	S-1	10.11	3/10/2021
10.10†	Third Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of March 7, 2017.	333-254108	S-1	10.12	3/10/2021
10.11†	Fourth Amendment to Bill Pay Service Reseller Referral Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of September 14, 2019.	333-254108	S-1	10.13	3/10/2021
10.12†	Fifth Amendment to Bill Pay Service Reseller Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of June 1, 2020.	333-254108	S-1	10.14	3/10/2021
10.13†	Sixth Amendment to Bill Pay Service Reseller Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of December 30, 2022.	001-40321	8-K	10.1	1/3/2023
10.14#	Alkami Technology, Inc. 2011 Long-Term Incentive Plan.	333-254108	S-1	10.15	3/10/2021
10.15#	Alkami Technology, Inc. 2021 Incentive Award Plan.	333-254108	S-1	10.16	3/10/2021
10.16#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.17	3/10/2021
10.17#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.18	3/10/2021
10.18#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.19	3/10/2021
10.19#	Alkami Technology, Inc. 2021 Employee Stock Purchase Plan.	333-254108	S-1	10.20	3/10/2021
10.20#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Stephen Bohanon.	333-254108	S-1/A	10.21	4/5/2021
10.21#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Bryan Hill.	333-254108	S-1/A	10.23	4/5/2021
10.22#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Douglas A. Linebarger.	333-254108	S-1/A	10.24	4/5/2021
10.23#	Form of Indemnification Agreement for directors and officers.	333-254108	S-1/A	10.25	4/5/2021
10.24#	Senior Executive Bonus Plan	001-40321	8-K	10.1	8/5/2021
10.25#	Employment Agreement, effective November 5, 2021, by and between Alkami Technology, Inc. and Alex Shootman	001-40321	8-K	10.1	11/4/2021
10.26	Amended and Restated Guarantee and Collateral Agreement, among Alkami Technology, Inc. as the Borrower, the other Grantors referred to therein, and Silicon Valley Bank, as Administrative Agent, dated as of April 29, 2022.	001-40321	8-K	10.1	5/2/2022
10.27*	First Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of June 27, 2023.	001-40321	8-K	10.1	6/28/2023

10.28	Sixth Amendment to Amended and Restated Office Lease, dated as of September 5, 2023.	001-40321	8-K	10.1	9/06/2023
10.29*	Second Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of July 1, 2024	001-40321	8-K/A	10.1	7/03/2024
10.30*	Third Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of February 27, 2025	001-40321	8-K	10.1	2/27/2025
10.31#	Alkami Technology, Inc. 2025 Non-Employee Director Compensation Program					X
19.1	Alkami Technology, Inc. Insider Trading Compliance Policy					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
97.1	Alkami Technology, Inc. Policy for Recovery of Erroneously Awarded Compensation	001-40321	10-K	97.1	2/29/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ALKAMI TECHNOLOGY, INC.
(Registrant)

Date:	February 28, 2025	By:	/s/ Alex Shootman
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

Signature	Title	Date

/s/ Alex Shootman	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Alex Shootman

/s/ W. Bryan Hill	Chief Financial Officer (Principal Financial Officer)	February 28, 2025
W. Bryan Hill

/s/ Prerna Sachdeva	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2025
Prerna Sachdeva

/s/ Brian R. Smith	Director and Chairperson	February 28, 2025
Brian R. Smith

/s/ Maria I. Alvarez	Director	February 28, 2025
Maria I. Alvarez

/s/ Todd Clark	Director	February 28, 2025
Todd Clark

/s/ Charles Kane	Director	February 28, 2025
Charles Kane

/s/ Steven Mitchell	Director	February 28, 2025
Steven Mitchell

/s/ Gary Nelson	Director	February 28, 2025
Gary Nelson

/s/ Raphael Osnoss	Director	February 28, 2025
Raphael Osnoss

/s/ Barbara Yastine	Director	February 28, 2025
Barbara Yastine