Form 10-Q
period 2025-03-31
ALKAMI TECHNOLOGY, INC.
filed 2025-05-01
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of March 31, 2025 was 103,019,976.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$61,660	$94,359
Marketable securities	33,637	21,375
Accounts receivable, net	46,790	38,739
Deferred costs, current	13,640	13,207
Prepaid expenses and other current assets	18,514	13,697
Total current assets	174,241	181,377
Property and equipment, net	22,992	22,075
Right-of-use assets	14,579	14,565
Deferred costs, net of current portion	37,041	37,178
Intangibles, net	178,801	29,021
Goodwill	400,158	148,050
Other assets	9,349	5,011
Total assets	$837,161	$437,277
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,180	$6,129
Accrued liabilities	27,406	24,520
Deferred revenues, current portion	29,137	13,578
Lease liabilities, current portion	1,559	1,343
Total current liabilities	63,282	45,570
Deferred revenues, net of current portion	25,635	15,526
Deferred income taxes	2,346	1,822
Convertible senior notes, net	334,720	—
Revolving loan	60,000	—
Lease liabilities, net of current portion	16,910	17,109
Other non-current liabilities	224	220
Total liabilities	503,117	80,247
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; and 103,019,976 and 102,088,783 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	103	102
Additional paid-in capital	817,958	833,129
Accumulated deficit	(484,017)	(476,201)
Total stockholders’ equity	334,044	357,030
Total liabilities and stockholders' equity	$837,161	$437,277

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

1

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(UNAUDITED)

	Three months ended March 31,
	2025	2024
Revenues	$97,835	$76,127
Cost of revenues(1)	40,075	32,095
Gross profit	57,760	44,032
Operating expenses:
Research and development	26,885	22,820
Sales and marketing	17,899	13,843
General and administrative	23,771	19,315
Acquisition-related expenses	2,378	60
Amortization of acquired intangibles	568	359
Loss on impairment of intangible assets	1,655	—
Total operating expenses	73,156	56,397
Loss from operations	(15,396)	(12,365)
Non-operating income (expense):
Interest income	1,096	1,082
Interest expense	(801)	(73)
Gain on financial instruments	—	112
Loss before income taxes	(15,101)	(11,244)
(Benefit from) provision for income taxes	(7,285)	189
Net loss	$(7,816)	$(11,433)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.08)	$(0.12)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	102,430,673	96,945,232
(1) Includes amortization of acquired technology of $1.9 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

2

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(UNAUDITED)

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2025	102,088,783	$102	$833,129	$(476,201)	$357,030
Stock-based compensation	—	—	16,365	—	16,365
Issuance of common stock upon restricted stock unit vesting	697,506	1	(1)	—	—
Exercised stock options	233,687	—	1,523	—	1,523
Capped call transaction	—	—	(33,879)	—	(33,879)
Stock-based compensation replacement awards related to merger consideration and attributable to pre-combination services	—	—	821	—	821
Net loss	—	—	—	(7,816)	(7,816)
Balance March 31, 2025	103,019,976	$103	$817,958	$(484,017)	$334,044

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2024	96,722,098	$97	$760,210	$(435,366)	$324,941
Stock-based compensation	—	—	13,906	—	13,906
Issuance of common stock upon restricted stock unit vesting	483,517	1	(1)	—	—
Exercised stock options	309,868	—	1,171	—	1,171
Payments for taxes related to net settlement of equity awards	—	—	(5,678)	—	(5,678)
Net loss	—	—	—	(11,433)	(11,433)
Balance March 31, 2024	97,515,483	$98	$769,608	$(446,799)	$322,907

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.
3

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,816)	$(11,433)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,430	2,562
Accrued interest on marketable securities, net	(279)	(294)
Stock-based compensation expense	16,093	13,552
Amortization of discount and debt issuance costs	192	32
Loss on impairment of intangible assets	1,655	—
Gain on financial instruments	—	(112)
Deferred taxes	(8,312)	25
Changes in operating assets and liabilities:
Accounts receivable	(6,572)	(218)
Prepaid expenses and other current assets	(5,416)	(1,633)
Accounts payable and accrued liabilities	(2,002)	(3,873)
Deferred costs	(158)	(1,311)
Deferred revenues	3,521	3,654
Net cash (used in) provided by operating activities	(5,664)	951
Cash flows from investing activities:
Purchase of marketable securities	(21,883)	(7,149)
Proceeds from sales, maturities and redemptions of marketable securities	9,900	15,626
Purchases of property and equipment	(485)	(306)
Capitalized software development costs(1)	(1,446)	(1,363)
Acquisition of business, net of cash acquired	(375,499)	—
Net cash (used in) provided by investing activities	(389,413)	6,808
Cash flows from financing activities:
Debt issuance costs paid	(779)	—
Proceeds from issuance of convertible senior notes	335,513	—
Proceeds from borrowing under revolving loan	60,000	—
Purchase of capped call transaction	(33,879)	—
Payments for taxes related to net settlement of equity awards	—	(5,678)
Proceeds from stock option exercises	1,523	1,171
Net cash provided by (used in) financing activities	362,378	(4,507)
Net (decrease) increase in cash and cash equivalents	(32,699)	3,252
Cash and cash equivalents, beginning of period	94,359	40,927
Cash and cash equivalents, end of period	$61,660	$44,179

Supplemental information and non-cash activities
Accrued but unpaid debt issuance costs	$1,119	$—

(1) See Note 3 for additional information regarding non-cash investing activities for the three months ended March 31, 2025 and 2024 related to capitalized software development costs.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025.

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

Operating Segment

The Company's chief operating decision maker, the Chief Executive Officer, assesses performance for the Company's single reportable segment and decides how to allocate resources based on the Company’s net loss (see the unaudited condensed consolidated statements of operations).

For single reportable segment-level financial information, total assets, revenues from external customers, depreciation and amortization expense, interest income and interest expense, (benefit from) provision for income taxes, other non-operating expenses, and significant non-cash transactions, see Item 1. Financial Statements.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Condensed Consolidated Statements of Operations, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption on our financial disclosures.

Note 3. Business Combination

MANTL

On March 17, 2025, the Company consummated its previously announced merger with Fin Technologies, Inc. dba MANTL (“MANTL”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated February 27, 2025 with MANTL surviving as a wholly owned subsidiary of the Company. MANTL provides onboarding and account opening solutions that allow financial institutions to acquire commercial, business and retail customers through a variety of channels for many deposit account types.

The aggregate consideration paid in exchange for all of the outstanding equity interests of MANTL was approximately $375 million, net of cash acquired (the "Merger Consideration"). A portion of the Merger Consideration of approximately $9.1 million was placed into escrow to secure certain post-closing obligations as defined in the Merger Agreement.

As of March 31, 2025, the allocation of the purchase price for MANTL has not been finalized, and the one-year measurement period has not ended. The preliminary purchase price allocations are based upon the preliminary valuation of assets and liabilities. These estimates and assumptions are subject to change as the Company obtains additional information during the measurement period. The following table summarizes the fair value amounts recognized as of the acquisition date for each major class of asset acquired or liability assumed:

(in thousands)	Preliminary Fair Value as of March 17, 2025
Cash	$2,784
Trade accounts receivables	1,479
Prepaid expenses and other current assets	2,826
Property and equipment, net	217
Goodwill	252,108
Intangible assets	153,500
Right-of-use assets	336
Total assets acquired	$413,250
Accounts payable	$1,653
Accrued liabilities	1,163
Lease liabilities, current portion	180
Deferred revenues, current portion	12,056
Deferred tax liability	8,836
Lease liabilities, net of current portion	167
Deferred revenues, net of current portion	10,091
Total liabilities assumed	34,146
Net assets acquired	$379,104
Less cash acquired	(2,784)
Less stock-based compensation replacement awards related to merger consideration and attributable to pre-combination services	(821)
Total cash consideration for acquisition, less cash acquired	$375,499

The table below outlines the purchased identifiable intangible assets:

	Weighted-Average Amortization Period	Total
	(in years)	(in thousands)
Customer relationships	15	$72,500
Developed technology	5	75,300
Tradenames	10	5,700
Total identifiable intangible assets		$153,500

Goodwill resulted from the acquisition as it is intended to augment and diversify the Company’s single reportable segment and provide a complimentary solution to its existing platform offering. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of MANTL, the goodwill is not deductible for tax purposes.

The Company estimated and recorded a net deferred tax liability of $8.8 million after offsetting the acquired available tax attributes with the identifiable intangible assets shown in the table above. Refer to Note 10 for discussion of the partial release of the Company’s pre-existing valuation allowance relating to the net deferred tax liability.

In connection with the acquisition of MANTL, the vesting of certain outstanding unvested equity awards was accelerated. These awards were settled in cash upon the closing of the transaction and were accounted for as post-combination stock-based compensation expense. As a result, the Company recognized stock-based compensation expense of $3.9 million, of which $1.0 million, $1.0 million, $0.3 million, and $1.6 million are included in cost of revenues, research and development, sales and marketing, and general and administrative, respectively, within the condensed consolidated statements of operations for the three months ended March 31, 2025.

For the three months ended March 31, 2025, the Company recognized acquisition-related expenses of $2.4 million related to the acquisition of MANTL.

The financial results of MANTL, for the period of March 18, 2025 through March 31, 2025, are included in the Company’s condensed consolidated financial statements and notes. The revenue contribution from the MANTL acquisition was $1.4 million for the same period.

Note 4. Property and Equipment, Net

Depreciation and amortization expense was $1.0 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

Property and equipment, net, includes the following amounts at March 31, 2025 and December 31, 2024:

(in thousands)	Useful Life	March 31, 2025	December 31, 2024
Software	2 to 5 years	$198	$198
Capitalized software development costs	5 years	21,316	19,728
Computers and equipment	3 years	2,568	2,379
Furniture and fixtures	5 years	14	357
Leasehold improvements	3 to 10 years	10,243	10,229
		$34,339	$32,891
Less: accumulated depreciation and amortization		(11,347)	(10,816)
Property and equipment, net		$22,992	$22,075

For the three months ended March 31, 2025 and 2024, the Company had non-cash investing activities of $0.2 million and $0.2 million for capitalized stock-based compensation related to capitalized software development costs. Additionally, the Company recognized stock-based compensation expense through the amortization of capitalized stock-based compensation associated with capitalized software development costs of $0.1 million and less than $0.1 million for the three months ended March 31, 2025, and 2024, respectively.

See Note 15 for information related to a capitalized software development costs impairment.

Note 5. Revenues and Deferred Costs

The following table disaggregates the Company's revenue by major source for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands)	2025	2024
SaaS subscription services	$92,808	$73,012
Implementation services	2,272	1,848
Other services	2,755	1,267
Total revenues	$97,835	$76,127

The Company recognized approximately $3.7 million of revenue during the three months ended March 31, 2025 that was included in deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of March 31, 2025, the Company’s remaining performance obligation totaled approximately $1.6 billion, which includes $0.2 billion for MANTL. The Company expects to recognize approximately 49.1% of these remaining obligations as revenue over the next 24 months, an additional 34.6% in the next 25 to 48 months, and the remaining balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Contract assets totaled $2.4 million, including $0.6 million related to MANTL, and $1.9 million as of March 31, 2025 and December 31, 2024, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Cost Recognition

The Company capitalized $1.0 million and $1.2 million in deferred commissions costs during the three months ended March 31, 2025 and 2024 respectively, and recognized amortization of $1.5 million and $1.2 million during the three months ended March 31, 2025 and 2024, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred costs in the accompanying condensed consolidated balance sheets in the amount of $25.4 million and $25.9 million as of March 31, 2025 and December 31, 2024, respectively.

The Company capitalized implementation costs of $2.5 million and $2.9 million during the three months ended March 31, 2025, and 2024, respectively, and recognized amortization of $1.4 million for both the three months ended March 31, 2025 and 2024. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred costs in the accompanying condensed consolidated balance sheets in the amount of $25.3 million and $24.5 million as of March 31, 2025 and December 31, 2024, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No material impairment losses were recognized in relation to these capitalized costs for the three months ended March 31, 2025 and 2024.

Note 6. Accounts Receivable

Accounts receivable includes the following amounts at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024
Trade accounts receivable	$36,223	$32,866
Unbilled receivables	11,081	6,086
Total receivables	47,304	38,952
Allowance for credit losses	(328)	(27)
Reserve for estimated credits	(186)	(186)
	$46,790	$38,739

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024
Bonus accrual	$3,810	$7,989
Accrued vendor purchases	255	161
Commissions accrual	897	1,708
Accrued hosting services	1,913	2,026
Client refund liability	426	443
Accrued consulting and professional fees	646	653
Accrued tax liabilities	1,815	634
ESPP liability	2,392	757
Other accrued liabilities	15,252	10,149
Total accrued liabilities	$27,406	$24,520

Note 8. Debt

Amended Credit Facility

On February 27, 2025, the Company entered into a Third Amendment (the “Third Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended, the “Amended Credit Agreement”), with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, and other lenders party thereto. The Third Amendment, among other things, (i) extended the maturity date of the revolving commitment from April 29, 2027 to February 27, 2030, (ii) increased the amount of the revolving loan commitment by $100 million, for a total revolving commitment of $225 million, (iii) extended the Financial Covenant Trigger Date (as defined therein) to December 31, 2026 or such earlier date as designated by the Company, (iv) reduced the applicable interest rate margins (1) prior to the Financial Covenant Trigger Date, from SOFR plus 3.00% to 3.50% per annum to SOFR plus 2.75% to 3.25% per annum, based on the Recurring Revenue Leverage Ratio (as defined therein) and (2) on or after the Financial Covenant Trigger Date, from SOFR plus 1.50% to 3.00% per annum to SOFR plus 1.25% to 2.50% per annum, based on the Consolidated Total Net Leverage Ratio (as defined therein), (v) permitted the acquisition of MANTL pursuant to the terms of the Merger Agreement, (vi) permitted certain Permitted Convertible Indebtedness and Permitted Equity Derivative Transactions (as such terms are defined therein), subject to certain restrictions, and (vii) modified certain covenants.

Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. The Amended Credit Agreement previously provided for a term loan, which was fully repaid in December 2023 and cannot be re-borrowed. The Company had borrowings of $60 million on the revolving loan during March 2025, with the proceeds used for the acquisition of MANTL, which remained outstanding as of March 31, 2025. The interest rate in effect for the revolving loan as of March 31, 2025 is 9.75%. Interest expense related to the outstanding borrowings on the revolver loan is $0.3 million for the three months ended March 31, 2025.

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

The Amended Credit Agreement contains customary affirmative and negative covenants. Before the Financial Covenant Trigger Date, the following covenants are applicable: (i) an annual recurring revenue growth covenant requiring the loan parties to have recurring revenues in any four consecutive fiscal quarter period in an amount that is at least 10% greater than the recurring revenues for the corresponding four consecutive quarter period in the previous year; and (ii) a liquidity (defined as the aggregate amount of cash in bank accounts subject to a control agreement plus availability under the Revolving Facility) covenant, requiring the loan parties to have liquidity, tested on the last day of each calendar month, of $35.0 million or more. After the Financial Covenant Trigger Date, the existing annual recurring revenue growth and liquidity financial covenants are no longer applicable, and the following covenants take effect: (i) a Consolidated Total Net Leverage Ratio requiring the ratio, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be less than 5.50:1.00; (ii) a Consolidated Interest Coverage Ratio (as defined therein) requiring the ratio, for any fiscal quarter ending as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be more than 3.00:1.00; and (iii) a Consolidated Senior Net Leverage Ratio (as defined therein) requiring the ratio, as calculated at the last day of such fiscal quarter for the period of 12 consecutive months then ending, to be less than 3.50:1.00.

The Third Amendment revised the free cash flow covenant, as calculated at the last day of each fiscal quarter for the period of 12 consecutive months then ending, requiring free cash flow to be not less than $(25.0) million for the fiscal quarters ending on or prior to September 30, 2025 and requiring free cash flow to be not less than $0 for the fiscal quarters ending on or after December 31, 2025 and on or prior to September 30, 2026.

The Amended Credit Agreement also contains customary events of default which, if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of March 31, 2025.

2030 Convertible Notes

On March 13, 2025, the Company issued $345 million principal amount of 1.50% convertible senior notes due March 15, 2030 (the “2030 Convertible Notes” or “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 13, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2030 Convertible Notes are the Company’s senior, unsecured obligations and bear interest at a rate of 1.50% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. Each $1,000 principal amount of the 2030 Convertible Notes will be convertible into 30.4681 shares of the Company’s common stock, which is equivalent to a conversion price of approximately $32.82 per share, subject to adjustment upon the occurrence of specified events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As the Company issued the Convertible Notes on March 13, 2025 ASU 2020-06 became effective for the Company on January 1, 2025.

The 2030 Convertible Notes are convertible at the option of the holders of the 2030 Convertible Notes before November 15, 2029, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on June 30, 2025, if the last reported sale price per share of the Company’s Common Stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of the 2030 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) if the Company calls (or is deemed to have called) the 2030 Convertible Notes for redemption; or (4) upon the occurrence of certain corporate events or distributions on the Company’s Common Stock. From and after November 15, 2029, noteholders may convert their Notes at any time at their election, until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

The 2030 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after March 20, 2028 and on or before the 62nd scheduled trading day immediately before the maturity date, but only if (i) the Notes are “freely tradable” (as defined in the Indenture) as of the date the Company sends the related redemption notice and all accrued and unpaid additional interest, if any, has been paid in full as of the most recent interest payment date occurring on or before the date the Company sends such notice; and (ii) the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends such redemption notice; and (2) the trading day immediately before the date the Company sends such redemption notice. However, the Company may not redeem less than all of the outstanding Notes unless at least $75.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption. No sinking fund is provided for the 2030 Convertible Notes, which means the Company is not required to redeem or retire the 2030 Convertible Notes periodically.

If certain corporate events that constitute a “fundamental change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of “fundamental change” includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

As of March 31, 2025, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

The net carrying amount of the 2030 Convertible Notes consisted of the following (in thousands):

(in thousands)	March 31, 2025
Principal	$345,000
Unamortized debt discount	(9,363)
Unamortized debt issuance costs	(917)
Net carrying amount	$334,720

The debt discount and issuance costs are being amortized to interest expense over the term of the 2030 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the discount and issuance costs of the 2030 Convertible Notes is 2.14%. For the three months ended March 31, 2025, interest expense related to the 2030 Convertible Notes consisted of the following (in thousands):

(in thousands)	Three months ended March 31, 2025
Contractual interest expense	$216
Amortization of debt discount and issuance costs	136
Total interest expense	$352

As of March 31, 2025, the 2030 Convertible Notes had a principal amount of $345 million and an estimated fair value of $372 million. The estimated fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, were determined based on the quoted bid prices of the 2030 Convertible Notes in an over-the-counter market on the last trading day of the reporting period.

Capped Calls

In connection with the 2030 Convertible Notes, the Company has entered into privately negotiated capped call transactions with certain financial institutions pursuant to capped call confirmations (collectively the “Capped Calls”). The premiums paid for the purchases of the Capped Calls were approximately $33.9 million. The Capped Calls have an initial strike price of approximately $32.82 per share, subject to certain adjustments substantially similar to those applicable to the corresponding 2030 Convertible Notes. The Capped Calls have an initial cap price of $47.74 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.5 million shares of the Company’s common stock.

The Capped Calls are generally expected to reduce potential dilution to the Company’s common stock and/or offset any potential cash payments that the Company could be required to make in excess of the principal amount of any converted 2030 Convertible Notes, with such reduction and/or offset subject to a cap.

The Capped Calls are separate transactions and are not part of the terms of the 2030 Convertible Notes. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock and meet the requirements to be classified in equity and, as such, are not remeasured each reporting period. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within stockholders’ equity during the quarter ended March 31, 2025.

Note 9. Stockholders' Equity

Equity Compensation Plans

Stock-based compensation expense was included in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Cost of revenues	$2,636	$1,178
Research and development	5,434	3,998
Sales and marketing	2,847	2,031
General and administrative	9,085	6,345
Total stock-based compensation expenses	$20,002	$13,552

In connection with the acquisition of MANTL, the vesting of certain outstanding unvested equity awards were accelerated and settled in cash resulting in $3.9 million of stock-based compensation expense for the three months ended March 31, 2025. See Note 3 for additional information.

Note 10. Income Taxes

The Company recorded an income tax benefit of $7.3 million and income tax expense of $0.2 million for the three months ended March 31, 2025 and 2024, respectively, resulting in an effective tax rate of 48.2% and (1.7)%, respectively.

The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 differ from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense, offset by a deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the MANTL business combination.

The acquisition of MANTL resulted in the recognition of a net deferred tax liability of $8.8 million. See Note 3. to the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. Prior to the business combination, MANTL had a full valuation allowance on its net deferred tax assets. The net deferred tax liability generated from the business combination is considered an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets. As a result, the Company released a portion of the pre-existing valuation allowance against the deferred tax assets and recorded a provisional deferred tax benefit of $8.4 million.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	March 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$42,304	$42,304	$—	$—
Marketable securities:
Corporate bonds	8,351	—	8,351	—
Commercial paper	1,755	—	1,755	—
U.S. Treasury debt securities	22,557	22,557	—	—
International debt securities	974	—	974	—
Total marketable securities	33,637	22,557	11,080	—
Total assets	$75,941	$64,861	$11,080	$—
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

Because the Company has reported a net loss for the three months ended March 31, 2025 and 2024, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

In connection with the offering of the 2030 Convertible Notes, the Company entered into Capped Calls which are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion. The impact of the Capped Calls is not included when calculating potentially dilutive shares since their effect is anti-dilutive.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands, except shares and per share amounts)	2025	2024
Net loss	$(7,816)	$(11,433)
Weighted-average shares of common stock outstanding - basic and diluted	102,430,673	96,945,232
Net loss per common share - basic and diluted	$(0.08)	$(0.12)

The following potential shares of common stock were excluded from diluted net loss per share as the Company had a net loss in each of the periods presented:

	Three months ended of March 31,
	2025	2024
Stock options	1,063,698	3,589,090
Restricted Stock Units	8,276,824	8,198,201
ESPP	104,466	103,610
2030 Convertible Notes	10,511,495	—
Total anti-dilutive common share equivalents	19,956,483	11,890,901

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

Note 14. Leases

On September 5, 2023, the Company entered into an amendment to its office lease, which, among other things, reduces the leased space in Plano, Texas from approximately 125,468 square feet to 83,939 square feet, effective December 31, 2023, and also extended the term for the remaining reduced leased space to August 31, 2033.

Operating lease expense consisted of:

	Three months ended March 31,
(in thousands)	2025	2024
Operating lease expense	$672	$669
Short-term lease expense and other (1)	175	303
Total lease expense	$847	$972
(1) Other lease expense includes variable lease expense.

Supplemental Cash Flow Information

	Three months ended March 31,
Cash flow information (in thousands)	2025	2024
Cash paid for operating lease liabilities	$672	$662

The future maturities of operating lease liabilities are as follows:

(in thousands)	March 31, 2025
2025 (nine months remaining)	$2,178
2026	2,843
2027	2,636
2028	2,777
2029	3,067
Thereafter	11,912
Total minimum lease payments	25,413
Less: present value discount	(6,944)
Total lease liability balance	$18,469

Note 15. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted as of March 31, 2025. For the three months ended March 31, 2025, the Company recorded $252.1 million to goodwill related to the acquisition of MANTL. See Note 3 for further information. Goodwill has a carrying value of $400.2 million and $148.1 million as of March 31, 2025 and December 31, 2024, respectively.

Total intangibles assets consisted of the following as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$92,800	$(4,674)	$88,126
Developed Technology	99,200	(14,724)	84,476
Tradenames	6,450	(276)	6,174
Total amortizable intangible assets	198,450	(19,674)	178,776
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$198,475	$(19,674)	$178,801

	As of December 31, 2024
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(4,185)	$16,285
Developed Technology	27,700	(15,502)	12,198
Tradenames	750	(237)	513
Total amortizable intangible assets	48,920	(19,924)	28,996
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$48,945	$(19,924)	$29,021

Amortization expense recognized on intangible assets was $2.4 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.

In March 2025, due to the acquisition of MANTL, the Company assessed all of the assets of MK Decisioning Systems, LLC for potential impairment and determined that $1.2 million of developed technology intangible assets, $0.1 million of customer relationship intangible assets, as well as $0.4 million of capitalized software development costs included in property and equipment, net would not have future economic benefit and the value of the intangibles were written off, resulting in a loss on impairment of $1.7 million. This non-cash charge was recorded to loss on impairment of intangible assets in the condensed consolidated statements of operations. No impairment was identified for goodwill or any other assets.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2025 (nine months remaining)	19,859
2026	26,478
2027	23,614
2028	21,887
2029	21,887
Thereafter	65,051
$178,776

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

Unless the context otherwise requires, all references in this report to the “Company,” “Alkami,” “we,” “us” and “our” refer to Alkami Technology, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole.

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “commits,” “expects,” “suggests,” “plans,” “believes,” “intends,” “estimates,” “targets,” “projects,” “seeks,” “should,” “can,” “could,” “would,” “may,” “will,” “forecasts” “strategy,” “future,” “likely” or the negative of these terms or other similar expressions. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. Forward-looking statements are not guarantees of future performance or results and are subject to and involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in the Annual Report on Form 10-K, may materially affect such forward-looking statements:

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
•regulations and laws applicable to us, our clients and our solutions, including the impact of tariff and trade policies on us and our clients;
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
•risks from our indebtedness and liabilities;
•our ability to raise sufficient capital and the resulting dilution and the terms of our Amended Credit Agreement (as defined below);
•our ability to raise necessary funds to repurchase the 2030 Convertible Notes (as defined below) or to pay any cash amounts due upon their maturity or conversion;
•counterparty risk with respect to the Capped Calls (as defined below);
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

Alkami was founded to help level the playing field for FIs. Since then, our vision has been to create a platform that combines premium technology and fintech solutions in one integrated ecosystem, delivered as a software-as-a-service (“SaaS”) solution and providing our clients’ customers with a single point of access to all things digital. We have invested significant resources to build a technology stack that prioritized innovation velocity and speed-to-market given the importance of product depth and functionality in winning and retaining clients. In October 2020, we acquired ACH Alert, LLC (“ACH Alert”) to pursue adjacent product opportunities, such as fraud prevention and to expand our addressable market. In September 2021, we acquired MK Decisioning Systems, LLC (“MK”), a technology platform for onboarding and account opening, credit card and loan origination solutions. In April 2022, we acquired Segmint, Inc. (“Segmint”), a leading cloud-based financial data analytics and transaction data cleansing provider. In March 2025, we acquired Fin Technologies, Inc., dba MANTL (“MANTL”), an onboarding and account opening solutions provider that allow financial institutions to acquire commercial, business and retail customers through a variety of channels for many deposit account types.

During 2024, we established a new subsidiary in India to support potential future operational needs. As of March 31, 2025, this entity had immaterial operations and did not have a significant impact on our consolidated financial results. We will continue to assess the impact of this entity as operations evolve.

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

•Integrations: Scalability and extensibility driven by more than 300 real-time integrations to back-office systems and third-party fintech solutions as of March 31, 2025, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We derive our Alkami Digital Banking Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of March 31, 2025. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. In these cases, our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended March 31, 2025 and 2024, our total revenues were $97.8 million and $76.1 million, respectively, representing a 28.5% increase period-over-period. SaaS subscription revenues, as further described below, represented 94.9% and 95.9% of total revenues for the three months ended March 31, 2025 and 2024, respectively. We incurred net losses of $7.8 million and $11.4 million for the three months ended

March 31, 2025 and 2024, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

Merger with MANTL. On March 17, 2025, the Company consummated its previously announced merger with MANTL, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated February 27, 2025, with MANTL surviving as a wholly owned subsidiary of the Company. MANTL provides onboarding and account opening solutions that allow financial institutions to acquire commercial, business and retail customers through a variety of channels for many deposit account types. The aggregate consideration paid in exchange for all of the outstanding equity interests of MANTL was approximately $375 million, net of cash acquired. Approximately $9.1 million of the consideration was placed into escrow to secure certain post-closing indemnification obligations in the Merger Agreement. See Note 3 to the Notes to the Unaudited Condensed Consolidated Financial Statements for additional details.

Third Amendment to Amended and Restated Credit Agreement. In connection with the acquisition of MANTL, on February 27, 2025, the Company entered into a Third Amendment (the “Third Amendment”) to its Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended, the “Amended Credit Agreement”), which, among other things, extended the maturity date of the revolving commitment, increased the amount of the revolving loan commitment, extended the Financial Covenant Trigger Date (as defined therein), reduced the applicable interest rate margins, permitted the acquisition of MANTL pursuant to the terms of the Merger Agreement, permitted certain convertible indebtedness and equity derivative transactions, subject to certain restrictions, and modified certain covenants. See Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Issuance of Convertible Senior Notes. On March 13, 2025, the Company issued $345 million principal amount of its 1.50% Convertible Senior Notes due 2030 (the “2030 Convertible Notes” or “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 13, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Pursuant to the purchase agreement between the Company and the representatives of the initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes are first issued, up to an additional $45 million principal amount of Notes. The Notes issued on March 13, 2025 include $45 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option. See Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of March 31, 2025, we served 278 FIs through the Alkami Digital Banking Platform and more than 850 clients when including unique clients only subscribing to one or a combination of ACH Alert, Segmint, or MANTL products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 300 integrations as of March 31, 2025 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had 4 client renewals for the three months ended March 31, 2025. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 27.5% and 30.0% of our revenues for the three months ended March 31, 2025 and March 31, 2024, respectively. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

Our client relationships are predominantly based on multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of approximately 70 months as of March 31, 2025. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital banking solution. Subscription services are recognized over time on a ratable basis over the client agreement term beginning on the date our solution is made available to our client. The promised consideration may include fixed or variable amounts. For our clients with enterprise license contracts, they are invoiced on an agreed upon monthly rate throughout the contract term, which may include fixed monthly or annual rate escalations. Fixed dollar or percentage escalations that are not based on registered users are considered part of the fixed transaction price and recognized on a straight line basis over the SaaS subscription period evenly. The majority of our client contracts are based on registered users, which we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual client minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services, which are recognized on a straight-line basis over the contract term.

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

The following table disaggregates our revenues for the three months ended March 31, 2025 and 2024 by major source:

	Three months ended March 31,
(in thousands)	2025	2024
SaaS subscription services	$92,808	$73,012
Implementation services	2,272	1,848
Other services	2,755	1,267
Total revenues	$97,835	$76,127

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

We intend to continue to increase our investments in our implementation, client support teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three months ended March 31, 2025 and 2024 was 59.0% and 57.8%, respectively.

The major components of cost of revenues are represented in the following table as percentages of revenues for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
(Cost component as a % of revenue)	2025	2024
Third-party hosting services	5.2%	6.4%
Direct costs of bill-pay and other third-party intellectual property	18.4%	18.5%
Implementation and client support teams	9.3%	9.5%
Development team (maintenance and updates)	2.9%	3.9%
Amortization	2.5%	2.3%
Stock-based compensation	2.7%	1.6%

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

Loss on impairment of intangible assets. Loss on impairment of intangible assets related to the impact of the acquisition of MANTL to certain historical developed technology, customer relationships and capitalized developed software assets.

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income from our cash balances, interest expense from borrowings under our revolving line of credit, amortization of deferred debt costs, unrealized gains or losses on marketable securities and realized gains on sales of marketable securities.

(Benefit from) Provision for Income Taxes

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets and state tax expense. As a result of our valuation allowance, benefit from income taxes consists primarily of state income taxes and deferred taxes related to the tax amortization of acquired goodwill, offset by a deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the MANTL business combination. See Notes 3 and 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The financial results of MANTL, for the period of March 18, 2025 through March 31, 2025, are included in the Company’s condensed consolidated financial statements and notes. The following table presents our selected condensed consolidated statements of operations data for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
(in thousands)	2025	2024
Revenues	$97,835	$76,127
Cost of revenues (1) (2)	40,075	32,095
Gross profit	57,760	44,032
Operating expenses (2):
Research and development	26,885	22,820
Sales and marketing	17,899	13,843
General and administrative	23,771	19,315
Acquisition-related expenses	2,378	60
Amortization of acquired intangibles	568	359
Loss on impairment of intangible assets	1,655	—
Total operating expenses	73,156	56,397
Loss from operations	(15,396)	(12,365)
Non-operating income (expense):
Interest income	1,096	1,082
Interest expense	(801)	(73)
Gain on financial instruments	—	112
Loss before income taxes	(15,101)	(11,244)
(Benefit from) provision for income taxes	(7,285)	189
Net loss	$(7,816)	$(11,433)

(1) Includes amortization of acquired technology of $1.9 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.
(2) Includes stock-based compensation expenses as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Cost of revenues	$2,636	$1,178
Research and development	5,434	3,998
Sales and marketing	2,847	2,031
General and administrative	9,085	6,345
Total stock-based compensation expenses	$20,002	$13,552

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended March 31,
(in thousands)	2025	2024
Net loss	$(7,816)	$(11,433)
(Benefit from) provision for income taxes	(7,285)	189
Gain on financial instruments	—	(112)
Interest income, net	(295)	(1,009)
Depreciation and amortization	3,430	2,562
Stock-based compensation expense	20,002	13,552
Acquisition-related expenses	2,378	60
Loss on impairment of intangible assets	1,655	—
Adjusted EBITDA (1)	$12,069	$3,809
(1) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before (benefit from) provision for income taxes; gain on financial instruments; interest income, net; depreciation and amortization; stock-based compensation expense; acquisition-related expenses; and loss on impairment of intangible assets. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

Registered Users. We define a registered user as an individual or business related to an account holder of an FI client on our digital banking platform and has access as of the last day of the reporting period presented. We exclude individuals or businesses that solely use the products and services of our acquisitions. We price our digital banking platform based on the number of registered users, so as the number of registered users of our digital banking platform increases, our ARR grows. We believe growth in the number of registered users provides important information about our ability to expand market adoption of our digital banking platform and its associated software products, and therefore to grow revenues over time.

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

Comparison of Three Months ended March 31, 2025 and 2024

Revenues

	Three months ended March 31,		Change
(in thousands)	2025	2024	$	%
Revenues	$97,835	$76,127	$21,708	28.5%

	March 31,
	2025	2024
Annual Recurring Revenue (ARR)	$403,885	$302,659	$101,226	33.4%
Registered Users	20,461	18,113	2,348	13.0%
Revenue per Registered User (RPU)	$19.74	$16.71	$3.03	18.1%

Revenues increased $21.7 million, or 28.5%, for the three months ended March 31, 2025 compared to the same period in 2024.

The increase of $21.7 million for the three months ended March 31, 2025 was primarily due to registered user growth of 2.3 million when compared to March 31, 2024, comprised of 1.3 million in registered user growth from existing clients and 1.2 million in registered users from new clients implemented through our digital banking platform (contractual minimums), net of attrition of 0.2 million. In addition, increased revenues were due to RPU growth of 18.1% when compared to March 31, 2024. RPU growth was primarily driven by cross-sell activity to existing clients and higher average RPU of new clients implemented on our digital banking platform compared to aggregate RPU. The average RPU of users from new clients implemented on our digital platform in the last 12 months of $20.15 as of March 31, 2025, is 2.1% higher than the aggregate RPU as of March 31, 2025. The revenue contribution from the MANTL acquisition was $1.4 million.

Cost of Revenues

	Three months ended March 31,		Change
(in thousands)	2025	2024	$	%
Cost of revenues	$40,075	$32,095	$7,980	24.9%
Percentage of revenues	41.0%	42.2%	(1.2)%	(2.8)%

Cost of revenues increased $8.0 million, or 24.9%, for the three months ended March 31, 2025 compared to the same period in 2024. Our revenue growth outpaced our cost of revenues growth, leading to an improved gross margin of 59.0% for the three months ended March 31, 2025, compared to a gross margin of 57.8% for the same period in 2024.

The increase in cost of revenues for the three months ended March 31, 2025, was primarily driven by $3.8 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $3.2 million increase in personnel-related costs (which includes stock-based compensation of $1.5 million, of which $1.0 million was related to certain unvested equity awards settled in cash in conjunction with the acquisition of MANTL), a $0.5 million increase in amortization of intangible assets, primarily related to the acquisition of MANTL, $0.2 million in higher hosting costs, and net other miscellaneous costs of $0.3 million.

Operating Expenses

	Three months ended March 31,		Change
	2025	2024	$	%
($ in thousands)
Research and development	$26,885	$22,820	$4,065	17.8%
Sales and marketing	17,899	13,843	4,056	29.3%
General and administrative	23,771	19,315	4,456	23.1%
Acquisition-related expenses	2,378	60	2,318	—%
Amortization of acquired intangibles	568	359	209	58.2%
Loss on impairment of intangible assets	1,655	—	1,655	100.0%
Total operating expenses	$73,156	$56,397	$16,759	29.7%
Percentage of revenues	74.8%	74.1%

Research and Development

Research and development expenses increased $4.1 million, or 17.8%, for the three months ended March 31, 2025, compared to the same period in 2024. For the three months ended March 31, 2025, the increase was primarily due to a $2.5 million increase in personnel-related costs (which includes stock-based compensation of $1.4 million, of which $1.0 million was related to certain unvested equity awards settled in cash in conjunction with the acquisition of MANTL), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation, $1.1 million in higher consulting costs, $0.5 million in higher hosting costs, and net other miscellaneous costs of $0.5 million. These expenses were partially offset by an increase of $0.4 million in capitalized development costs.

Sales and Marketing

Sales and marketing expenses increased $4.1 million, or 29.3%, for the three months ended March 31, 2025 compared to the same period in 2024. For the three months ended March 31, 2025, the increase was primarily due to a $2.8 million increase in personnel-related costs (which includes stock-based compensation of $0.8 million, of which $0.3 million was related to certain unvested equity awards settled in cash in conjunction with the acquisition of MANTL), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $1.2 million in higher costs related to industry conferences and trade shows, including enhanced client experiences at our in-person client conference, Co:lab.

General and Administrative

General and administrative expenses increased by $4.5 million, or 23.1%, for the three months ended March 31, 2025 compared to the same period in 2024. For the three months ended March 31, 2025, the increase was primarily due to a $4.0 million increase in personnel-related costs (which includes stock-based compensation of $2.7 million, of which $1.6 million was related to certain unvested equity awards settled in cash in conjunction with the acquisition of MANTL), $0.4 million of higher software costs, and $0.1 million in higher various other net costs.

Acquisition-Related Expenses

Acquisition-related expenses was $2.4 million for the three ended March 31, 2025, primarily related to insurance, legal, consulting, and professional fees incurred for the acquisition of MANTL.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $0.6 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

Loss on Impairment of Intangible Assets

Loss on impairment of intangible assets was $1.7 million related to impairment of certain historical developed technology intangible assets, customer relationship intangible assets, and capitalized developed software assets (included in property and equipment, net on the condensed consolidated balance sheets) as a result of the acquisition of MANTL.

Non-Operating Income (Expense), Net

Non-operating income decreased by $0.8 million for the three months ended March 31, 2025, compared to the same period in 2024. For the three months ended March 31, 2025, the decrease was primarily due to a $0.7 million decrease in net interest income.

(Benefit from) Provision for Income Taxes

The Company recorded an income tax benefit of $7.3 million and income tax expense of $0.2 million for the three months ended March 31, 2025 and 2024, respectively, resulting in an effective tax rate of 48.2% and (1.7)%, respectively.

The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 differ from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense, offset by a deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the MANTL business combination.

The acquisition of MANTL resulted in the recognition of a net deferred tax liability of $8.8 million. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. Prior to the business combination, MANTL had a full valuation allowance on its net deferred tax assets. The net deferred tax liability generated from the business combination is considered an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets. As a result, the Company released a portion of the pre-existing valuation allowance against the deferred tax assets and recorded a provisional deferred tax benefit of $8.4 million.

Liquidity and Capital Resources

As of March 31, 2025, we had $95.3 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $484.0 million. Our net losses have been driven by our investments in developing our digital banking platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

We funded the acquisition of MANTL through the issuance of the 2030 Convertible Notes, borrowings on our Revolving Facility, and cash from our balance sheet.

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

We believe that our existing cash resources, including our Amended Credit Agreement, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for the short term (at least the next 12 months) and longer term (beyond the next 12 months). We may, from time to time, seek to raise additional capital to support our growth, including fund acquisitions, as we did with the issuance of the 2030 Convertible Notes to fund, in part, the acquisition of MANTL. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(5,664)	$951
Net cash (used in) provided by investing activities	$(389,413)	$6,808
Net cash provided by (used in) financing activities	$362,378	$(4,507)

Net Cash (Used in) Provided by Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $5.7 million, which consisted of a net loss of $7.8 million, adjusted by non-cash charges of $12.8 million and net cash outflows from the change in net operating assets and liabilities of $10.6 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $3.4 million, stock-based compensation expense of $16.1 million (exclusive of $3.9 million of stock-based compensation expense for unvested equity awards settled in cash related to MANTL acquisition), and loss on impairment of intangible assets of $1.7 million, partially offset by deferred taxes of $8.3 million and net other non-cash charges of $0.1 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $6.6 million increase in accounts receivable, a $5.4 million increase in prepaid expenses and other current assets (inclusive of $3.0 million of prepaid stock-based compensation related to the acquisition of MANTL), a $2.0 million decrease in accounts payable and accrued liabilities, and a $0.2 million increase in deferred costs, partially offset by a $3.5 million increase in deferred revenues.

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

Net Cash (Used in) Provided by Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $389.4 million, primarily consisting of $375.5 million related to our acquisition of MANTL, $21.9 million in purchases of marketable securities, $1.4 million related to capitalized software development costs and $0.5 million related to capital expenditures related to updates for computers and other equipment, partially offset by $9.9 million in proceeds from sales, maturities, and redemptions of marketable securities.

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

Net Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $362.4 million, which was primarily due to proceeds of $335.5 million from issuance of convertible senior notes, proceeds of $60.0 million from revolver loan borrowings, $1.5 million in proceeds from the exercise of stock options to purchase 0.2 million shares of our common stock, partially offset by $33.9 million paid for the Capped Calls and $0.8 million of debt issuance costs paid.

For the three months ended March 31, 2024, net cash used in financing activities was $4.5 million, which was primarily due to payments for taxes related to net settlement of equity awards of $5.7 million, partially offset by proceeds of $1.2 million from the exercise of stock options to purchase 0.3 million shares of our common stock.

Debt Transactions

On February 27, 2025, the Company entered into a Third Amendment (the “Third Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended, the “Amended Credit Agreement”), with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, and other lenders party thereto. The Company had borrowings of $60 million on the revolving loan during March 2025, with the proceeds used for the acquisition of MANTL, which remained outstanding as of March 31, 2025. Refer to Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information regarding the Amended Credit Agreement.

On March 13, 2025, the Company issued $345 million principal amount of 1.50% convertible senior notes due March 15, 2030 (the “2030 Convertible Notes” or “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 13, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). In connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions pursuant to capped call confirmations (collectively the “Capped Calls”). Refer to Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information regarding the 2030 Convertible Notes and Capped Calls.

Total interest expense, including commitment fees and unused line fees, for the three months ended March 31, 2025 and 2024 was $0.8 million and $0.1 million respectively. Interest expense related to the 2030 Convertible Notes and revolving loan was $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2025.

In conjunction with closing the Amended Credit Agreement in 2022, First Amendment in 2023, Second Amendment in 2024, and Third Amendment in March 2025, we incurred issuance costs of $0.9 million, $0.3 million, $0.4 million, and $0.9 million, respectively, which were deferred and were scheduled to be amortized over the remaining term of the agreement. In conjunction with the issuance of the 2030 Convertible Notes the Company recognized an original issue discount of $9.5 million and debt issuance costs of $0.9 million which were capitalized as components of the carrying amount and included in Convertible senior notes, net within the condensed consolidated balance sheets. See Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Unamortized discounts and debt issuance costs totaled $11.2 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively. Amortization expense related to unamortized discounts and debt issuance costs (included in interest expense within the condensed consolidated statements of operations) totaled $0.2 million and less than $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of March 31, 2025, compared to those discussed as of December 31, 2024 in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2025, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 other than the additional risk factors discussed below.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2030 Convertible Notes.

Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2030 Convertible Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2030 Convertible Notes and the Amended Credit Agreement, and our cash needs may increase in the future. If we fail to comply with certain covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the 2030 Convertible Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the 2030 Convertible Notes, and our other indebtedness may limit our ability to repurchase the 2030 Convertible Notes or to pay any cash amounts due upon their maturity or conversion.

Noteholders may, subject to a limited exception, require us to repurchase their 2030 Convertible Notes following a “fundamental change” (as defined in the Indenture) at a cash repurchase price generally equal to the principal amount of the 2030 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the 2030 Convertible Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Convertible Notes or pay the cash amounts, if any, due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2030 Convertible Notes or to pay the cash amounts, if any, due upon their maturity or conversion. For example, the Amended Credit Agreement includes restrictions on our ability to settle conversions of the 2030 Convertible Notes in cash. Our failure to repurchase 2030 Convertible Notes or to pay the cash amounts, if any, due upon their maturity or conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2030 Convertible Notes.

Provisions in the Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2030 Convertible Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to certain exceptions, noteholders will have the right to require us to repurchase their 2030 Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2030 Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The accounting method for the 2030 Convertible Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the 2030 Convertible Notes on our balance sheet and accruing interest expense for the 2030 Convertible Notes may adversely affect our reported loss and financial condition.

In accordance with applicable accounting standards, we expect that the 2030 Convertible Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2030 Convertible Notes, net of discount and issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2030 Convertible Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2030 Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2030 Convertible Notes, which will result in higher reported loss.

Furthermore, if any of the conditions to the convertibility of the 2030 Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2030 Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2030 Convertible Notes and could materially reduce our reported working capital.

Transactions relating to our 2030 Convertible Notes may affect the value of our common stock.

The conversion of some or all of the 2030 Convertible Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such 2030 Convertible Notes. Our 2030 Convertible Notes may become, in the future, convertible at the option of their holders under certain circumstances. If holders of our 2030 Convertible Notes elect to convert their notes, in certain circumstances we will be required to settle our conversion obligation by delivering shares of our common stock, which would cause dilution to our existing stockholders.

In connection with the issuance of the 2030 Convertible Notes, we entered into Capped Calls with certain financial institutions (collectively, the “option counterparties”). The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2030 Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2030 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.

From time to time, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2030 Convertible Notes (and are likely to do so (x) during any observation period related to a conversion of the 2030 Convertible Notes or following any repurchase of the 2030 Convertible Notes by us in connection with any redemption or fundamental change, (y) following any other repurchase of the 2030 Convertible Notes if we elect to unwind a corresponding portion of the Capped Calls in connection with such repurchase and (z) if we otherwise unwind all or a portion of the Capped Calls). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the Capped Calls.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past and recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated February 27, 2025, by and among Alkami Technology, Inc., MCW MergerSub, Inc., and Fin Technologies, Inc. dba MANTL	8-K	001-40321	2.1	2/27/2025
4.1	Indenture, dated as of March 13, 2025, between Alkami Technology, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-40321	4.1	3/13/2025
4.2	Form of certificate representing the 1.50% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	001-40321	4.1	3/13/2025
10.1*	Third Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the several Lenders from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of February 27, 2025	8-K	001-40321	10.1	2/27/2025
10.2	Form of Capped Call Confirmation	8-K	001-40321	10.1	3/13/2025
10.3#	Alkami Technology, Inc. 2025 Non-Employee Director Compensation Program	10-K	001-40321	10.31	2/28/2025
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

# Indicates a management contract or compensatory plan.

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

Alkami Technology, Inc.

Date:	May 1, 2025	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2025	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)