Form 10-Q
period 2025-09-30
ALKAMI TECHNOLOGY, INC.
filed 2025-10-31
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of September 30, 2025 was 105,004,011.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$57,316	$94,359
Marketable securities	33,596	21,375
Accounts receivable, net	50,675	38,739
Deferred costs, current	14,868	13,207
Prepaid expenses and other current assets	18,413	13,697
Total current assets	174,868	181,377
Property and equipment, net	25,437	22,075
Right-of-use assets	13,856	14,565
Deferred costs, net of current portion	42,581	37,178
Intangibles, net	165,562	29,021
Goodwill	403,404	148,050
Other assets	9,467	5,011
Total assets	$835,175	$437,277
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,261	$6,129
Accrued liabilities	40,644	24,520
Deferred revenues, current portion	31,148	13,578
Lease liabilities, current portion	1,578	1,343
Total current liabilities	80,631	45,570
Deferred revenues, net of current portion	24,882	15,526
Deferred income taxes	2,448	1,822
Convertible senior notes, net	335,717	—
Revolving loan	25,000	—
Lease liabilities, net of current portion	16,148	17,109
Other non-current liabilities	233	220
Total liabilities	485,059	80,247
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; and 105,004,011 and 102,088,783 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	105	102
Additional paid-in capital	862,423	833,129
Accumulated deficit	(512,412)	(476,201)
Total stockholders’ equity	350,116	357,030
Total liabilities and stockholders' equity	$835,175	$437,277

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

1

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$112,954	$85,906	$322,848	$244,193
Cost of revenues(1)	48,812	35,289	135,328	100,773
Gross profit	64,142	50,617	187,520	143,420
Operating expenses:
Research and development	30,091	24,133	87,207	70,862
Sales and marketing	19,337	14,406	60,227	45,213
General and administrative	25,642	22,147	75,452	62,074
Acquisition-related expenses	247	—	3,138	195
Amortization of acquired intangibles	1,706	359	3,981	1,076
Loss on impairment of intangible assets	—	—	1,655	—
Total operating expenses	77,023	61,045	231,660	179,420
Loss from operations	(12,881)	(10,428)	(44,140)	(36,000)
Non-operating income (expense):
Interest income	1,026	1,147	3,286	3,490
Interest expense	(2,978)	(180)	(6,967)	(327)
Loss before income taxes	(14,833)	(9,461)	(47,821)	(32,837)
(Benefit from) provision for income taxes	(29)	(19)	(11,610)	355
Net loss	$(14,804)	$(9,442)	$(36,211)	$(33,192)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.09)	$(0.35)	$(0.34)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	104,345,319	99,435,002	103,395,497	98,165,903
(1) Includes amortization of acquired technology of $4.9 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $11.7 million and $4.0 million for the nine months ended September 30, 2025 and 2024, respectively.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

2

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(UNAUDITED)

	Three months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance June 30, 2025	104,083,138	$104	$841,520	$(497,608)	$344,016
Stock-based compensation	—	—	20,717	—	20,717
Issuance of common stock upon restricted stock unit vesting	894,525	1	(1)	—	—
Exercised stock options	26,348	—	187	—	187
Net loss	—	—	—	(14,804)	(14,804)
Balance September 30, 2025	105,004,011	$105	$862,423	$(512,412)	$350,116

	Three months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance June 30, 2024	98,985,370	$99	$786,201	$(459,116)	$327,184
Stock-based compensation	—	—	15,633	—	15,633
Issuance of common stock upon restricted stock unit vesting	716,460	1	(1)	—	—
Exercised stock options	794,824	—	5,154	—	5,154
Payments for taxes related to net settlement of equity awards	—	—	(25)	—	(25)
Net loss	—	—	—	(9,442)	(9,442)
Balance September 30, 2024	100,496,654	$100	$806,962	$(468,558)	$338,504

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2024	102,088,783	$102	$833,129	$(476,201)	$357,030
Stock-based compensation	—	—	56,970	—	56,970
Issuance of common stock upon restricted stock unit vesting	2,447,863	3	(3)	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	126,666		2,943	—	2,943
Exercised stock options	340,699	—	2,442	—	2,442
Capped call transaction	—	—	(33,879)	—	(33,879)
Stock-based compensation replacement awards related to merger consideration and attributable to pre-combination services	—	—	821	—	821
Net loss	—	—	—	(36,211)	(36,211)
Balance September 30, 2025	105,004,011	$105	$862,423	$(512,412)	$350,116

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2023	96,722,098	$97	$760,210	$(435,366)	$324,941
Stock-based compensation	—	—	44,895	—	44,895
Issuance of common stock upon restricted stock unit vesting	1,737,951	2	(2)	—	—
Common stock issued under ESPP	216,174	—	2,598	—	2,598
Exercised stock options	1,820,431	1	12,081	—	12,082
Payments for taxes related to net settlement of equity awards	—	—	(12,820)	—	(12,820)
Net loss	—	—	—	(33,192)	(33,192)
Balance September 30, 2024	100,496,654	$100	$806,962	$(468,558)	$338,504

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.
3

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(36,211)	$(33,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	19,055	7,854
Accrued interest on marketable securities, net	(667)	(928)
Stock-based compensation expense	56,336	43,822
Amortization of discount and debt issuance costs	1,367	161
Loss on impairment of intangible assets	1,655	—
Deferred taxes	(11,971)	61
Changes in operating assets and liabilities:
Accounts receivable	(10,457)	(6,909)
Prepaid expenses and other assets	(5,882)	(2,619)
Accounts payable and accrued liabilities	14,424	6,316
Deferred costs	(6,538)	(5,067)
Deferred revenues	5,189	2,987
Net cash provided by operating activities	26,300	12,486
Cash flows from investing activities:
Purchase of marketable securities	(35,854)	(30,721)
Proceeds from sales, maturities and redemptions of marketable securities	24,300	62,812
Purchases of property and equipment	(1,156)	(1,036)
Capitalized software development costs(1)	(5,255)	(5,009)
Acquisition of business, net of cash acquired	(375,499)	—
Net cash (used in) provided by investing activities	(393,464)	26,046
Cash flows from financing activities:
Payments on revolving loan	(35,000)	—
Debt issuance costs paid	(1,898)	(363)
Proceeds from ESPP issuances	2,943	2,598
Proceeds from issuance of convertible senior notes	335,513	—
Proceeds from borrowing under revolving loan	60,000	—
Purchase of capped call transaction	(33,879)	—
Payments for taxes related to net settlement of equity awards	—	(12,820)
Proceeds from stock option exercises	2,442	12,082
Net cash provided by financing activities	330,121	1,497
Net (decrease) increase in cash and cash equivalents	(37,043)	40,029
Cash and cash equivalents, beginning of period	94,359	40,927
Cash and cash equivalents, end of period	$57,316	$80,956

(1) See Note 4 for additional information regarding non-cash investing activities for the nine months ended September 30, 2025 and 2024 related to capitalized software development costs.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1. Organization

Description of Business

Alkami Technology, Inc. (the “Company”) is a cloud-based digital sales and service platform provider. The Company inspires and empowers community, regional and super-regional financial institutions (“FIs”) to compete with large, technologically advanced and well-resourced banks in the United States. The Company’s solution, the Alkami Digital Sales and Service Platform, allows FIs to onboard and engage new users, accelerate revenues and meaningfully improve operational efficiency, all with the support of a proprietary, true cloud-based, multi-tenant architecture. The Company cultivates deep relationships with its clients through long-term, subscription-based contractual arrangements, aligning its growth with its clients’ success and generating an attractive unit economic model. The Company was incorporated in Delaware in August 2011, and its principal offices are located in Plano, Texas.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025.

The Company has no sources of other comprehensive income, and accordingly, net loss presented each period is the same as comprehensive loss.

The Company has reclassified certain prior period amounts in these Notes to the Unaudited Condensed Consolidated Financial Statements to conform to current periods presentation.

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

See the accompanying condensed consolidated financial statements for single reportable segment-level financial information, total assets, revenues from external customers, depreciation and amortization expense, interest income and interest expense, (benefit from) provision for income taxes, and significant non-cash transactions.

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). The amendments in the ASU are intended to simplify the capitalization guidance by removing all references to software development project stages so that guidance is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its financial statements.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in the ASU provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and contract asset balances arising from transactions accounted for under Topic ASC 606 - Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years and interim periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Condensed Consolidated Statements of Operations, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.

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

As of September 30, 2025, the allocation of the purchase price for MANTL has not been finalized. The preliminary purchase price allocations are based upon the preliminary valuation of assets and liabilities. These estimates and assumptions are subject to change as the Company obtains additional information during the measurement period. The following table summarizes the fair value of the amounts recognized as of the acquisition date for each major class of asset acquired or liability assumed, as well as adjustments made during the measurement period:

(in thousands)	Preliminary Fair Value as of March 17, 2025	Measurement Period Adjustments	Adjusted Fair Value as of September 30, 2025
Cash	$2,784	$—	$2,784
Trade accounts receivables	1,479	—	1,479
Prepaid expenses and other current assets	2,826	105	2,931
Property and equipment, net	217	—	217
Goodwill	252,108	3,246	255,354
Intangible assets	153,500	—	153,500
Right-of-use assets	336	—	336
Total assets acquired	$413,250	$3,351	$416,601
Accounts payable	$1,653	$—	$1,653
Accrued liabilities	1,163	—	1,163
Lease liabilities, current portion	180	—	180
Deferred revenues, current portion	12,056	(409)	11,647
Deferred tax liability	8,836	3,760	12,596
Lease liabilities, net of current portion	167	—	167
Deferred revenues, net of current portion	10,091	—	10,091
Total liabilities assumed	34,146	3,351	37,497
Net assets acquired	$379,104	$—	$379,104
Less cash acquired	(2,784)	—	(2,784)
Less stock-based compensation replacement awards related to merger consideration and attributable to pre-combination services	(821)	—	(821)
Total cash consideration for acquisition, less cash acquired	$375,499	$—	$375,499

The measurement period adjustments recorded for the nine months ended September 30, 2025 are related to post-closing working capital adjustments, a deferred revenue adjustment, and assumption of deferred tax liabilities.

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

In connection with the acquisition of MANTL, the vesting of certain outstanding unvested equity awards was accelerated. These awards were settled in cash upon the closing of the transaction and were accounted for as post-combination stock-based compensation expense. As a result, the Company recognized stock-based compensation expense of $3.9 million, of which $1.0 million, $1.0 million, $0.3 million, and $1.6 million are included in cost of revenues, research and development, sales and marketing, and general and administrative, respectively, in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, the Company recognized acquisition-related expenses of $0.2 million and $3.1 million, respectively, related to the acquisition of MANTL.

The financial results of MANTL, for the period of March 18, 2025 through September 30, 2025, are included in the Company’s condensed consolidated financial statements and notes. The revenue contribution from the MANTL acquisition was $11.0 million and $22.7 million for the three and nine months ended September 30, 2025, respectively.

Note 4. Property and Equipment, Net

Depreciation and amortization expense was $1.3 million and $3.4 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2024, respectively.

Property and equipment, net, includes the following amounts at September 30, 2025 and December 31, 2024:

(in thousands)	Useful Life	September 30, 2025	December 31, 2024
Capitalized software development costs	5 years	25,641	19,728
Equipment and software	3 to 5 years	3,066	2,934
Leasehold improvements	3 to 10 years	10,235	10,229
		$38,942	$32,891
Less: accumulated depreciation and amortization		(13,505)	(10,816)
Property and equipment, net		$25,437	$22,075

For the nine months ended September 30, 2025 and 2024, the Company had non-cash investing activities of $0.7 million and $0.6 million, respectively, for capitalized stock-based compensation related to capitalized software development costs. Additionally, the Company recognized stock-based compensation expense through the amortization of capitalized stock-based compensation associated with capitalized software development costs of $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and less than $0.1 million and $0.1 million for both the three and nine months ended September 30, 2024.

See Note 15 for information related to a capitalized software development costs impairment.

Note 5. Revenues and Deferred Costs

The following table disaggregates the Company's revenue by major source for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
SaaS subscription services	$107,867	$82,054	$306,534	$233,437
Implementation services	3,509	1,832	9,025	5,790
Other services	1,578	2,020	7,289	4,966
Total revenues	$112,954	$85,906	$322,848	$244,193

The Company recognized approximately $9.3 million of revenue during the nine months ended September 30, 2025 that was included in deferred revenues in the accompanying condensed consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of September 30, 2025, the Company’s remaining performance obligation totaled approximately $1.6 billion. The Company expects to recognize approximately 49.9% of these remaining obligations as revenue over the next 24 months, an additional 34.2% in the next 25 to 48 months, and the remaining balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Contract assets totaled $2.9 million, including $0.2 million related to MANTL, and $1.9 million as of September 30, 2025 and December 31, 2024, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Cost Recognition

The Company capitalized $3.9 million and $7.4 million in deferred commissions costs during the three and nine months ended September 30, 2025, respectively, and $3.1 million and $6.0 million for the three and nine months ended September 30, 2024, respectively, and recognized amortization of $1.5 million and $4.6 million during the three and nine months ended September 30, 2025, respectively, and $1.3 million and $3.8 million during the three and nine months ended September 30, 2024, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred costs in the accompanying condensed consolidated balance sheets in the amount of $28.7 million and $25.9 million as of September 30, 2025 and December 31, 2024, respectively.

The Company capitalized implementation costs of $3.5 million and $8.8 million during the three and nine months ended September 30, 2025, respectively, and $2.4 million and $7.6 million for the three and nine months ended September 30, 2024, respectively, and recognized amortization of $1.5 million and $4.5 million for the three and nine months ended September 30, 2025, respectively, and $1.4 million and $4.1 million during the three and nine months ended September 30, 2024, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred costs in the accompanying condensed consolidated balance sheets in the amount of $28.8 million and $24.5 million as of September 30, 2025 and December 31, 2024, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No material impairment losses were recognized in relation to these capitalized costs for the three or nine months ended September 30, 2025 and 2024.

Note 6. Accounts Receivable, net

Accounts receivable, net includes the following amounts at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Trade accounts receivable	$43,973	$32,866
Unbilled receivables	7,310	6,086
Total receivables	51,283	38,952
Allowance for credit losses	(460)	(27)
Reserve for estimated credits	(148)	(186)
Total accounts receivable, net	$50,675	$38,739

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Bonus accrual	$12,741	$7,989
Accrued vendor purchases	265	161
Commissions accrual	2,344	1,708
Accrued hosting services	1,860	2,026
Client refund liability	2,087	443
Accrued consulting and professional fees	606	653
Accrued tax liabilities	653	634
ESPP liability	2,185	757
Self-insurance reserve	1,736	1,516
Other accrued liabilities	16,167	8,633
Total accrued liabilities	$40,644	$24,520

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

Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. The Amended Credit Agreement previously provided for a term loan, which was fully repaid in December 2023 and cannot be re-borrowed. The Company had borrowings of $60 million on the Revolving Facility during March 2025, with the proceeds used for the acquisition of MANTL, of which $25 million remained outstanding as of September 30, 2025. The interest rate in effect for the Revolving Facility as of March 31, 2025 was 9.75%. In April 2025, the rate decreased to 7.68% and in July 2025, the rate increased to approximately 7.70%, which remained the effective interest rate as of September 30, 2025. Interest expense related to the outstanding borrowings on the Revolving Facility was $0.9 million and $2.4 million for the three and nine months ended September 30, 2025, respectively.

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

The Amended Credit Agreement also contains customary events of default which, if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of September 30, 2025.

2030 Convertible Notes

On March 13, 2025, the Company issued $345 million principal amount of 1.50% convertible senior notes due March 15, 2030 (the “2030 Convertible Notes” or “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 13, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2030 Convertible Notes are the Company’s senior, unsecured obligations and bear interest at a rate of 1.50% per year payable semiannually in arrears on March 15 and September 15 of each year, which began on September 15, 2025. Each $1,000 principal amount of the 2030 Convertible Notes will be convertible into 30.4681 shares of the Company’s common stock, which is equivalent to a conversion price of approximately $32.82 per share, subject to adjustment upon the occurrence of specified events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As the Company issued the 2030 Convertible Notes on March 13, 2025, ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” became effective for the Company on January 1, 2025.

The 2030 Convertible Notes are convertible at the option of the holders of the 2030 Convertible Notes before November 15, 2029, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on June 30, 2025, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of the 2030 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) if the Company calls (or is deemed to have called) the 2030 Convertible Notes for redemption; or (4) upon the occurrence of certain corporate events or distributions on the Company’s common stock. From and after November 15, 2029, noteholders may convert their Notes at any time at their election, until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

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

As of September 30, 2025, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

The net carrying amount of the 2030 Convertible Notes consisted of the following (in thousands):

(in thousands)	September 30, 2025
Principal	$345,000
Unamortized debt discount	(8,455)
Unamortized debt issuance costs	(828)
Net carrying amount	$335,717

The debt discount and issuance costs are being amortized to interest expense over the term of the 2030 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the discount and issuance costs of the 2030 Convertible Notes is 2.14%. For the three and nine months ended September 30, 2025, interest expense related to the 2030 Convertible Notes consisted of the following (in thousands):

(in thousands)	Three months ended September 30, 2025	Nine months ended September 30, 2025
Contractual interest expense	$1,323	$2,832
Amortization of debt discount and issuance costs	510	1,134
Total interest expense	$1,833	$3,966

As of September 30, 2025, the 2030 Convertible Notes had a principal amount of $345 million and an estimated fair value of $373 million. The estimated fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the 2030 Convertible Notes in an over-the-counter market on the last trading day of the reporting period.

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

The Capped Calls are separate transactions and are not part of the terms of the 2030 Convertible Notes. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock and meet the requirements to be classified in equity and, as such, are not remeasured each reporting period. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within stockholders’ equity during the nine months ended September 30, 2025.

Note 9. Stockholders' Equity

Equity Compensation Plans

Stock-based compensation expense was included in the condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenues	$2,103	$1,407	$6,445	$3,932
Research and development	5,726	4,492	16,584	12,746
Sales and marketing	3,572	2,327	9,969	6,649
General and administrative	9,328	7,031	27,248	20,495
Total stock-based compensation expenses	$20,729	$15,257	$60,246	$43,822

In connection with the acquisition of MANTL in March 2025, the vesting of certain outstanding unvested equity awards were accelerated and settled in cash, resulting in the Company recognizing $3.9 million of stock-based compensation expense for the nine months ended September 30, 2025. See Note 3 for additional information.

Note 10. Income Taxes

The Company recorded an income tax benefit of less than $0.1 million and $11.6 million for the three and nine months ended September 30, 2025, respectively, resulting in an effective tax rate of 0.2% and 24.3%, respectively, compared to income tax benefit of less than $0.1 million and income tax expense of $0.4 million for the three and nine months ended September 30, 2024, respectively, resulting in an effective tax rate of 0.2% and (1.1)%, respectively.

The Company’s effective tax rates for the three and nine months ended September 30, 2025 and 2024 differ from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense, offset by a deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the MANTL business combination.

The acquisition of MANTL resulted in the recognition of a net deferred tax liability of $12.6 million for both the three and nine months ended September 30, 2025. See Note 3 for further information. Prior to the business combination, MANTL had a full valuation allowance on its net deferred tax assets. The net deferred tax liability generated from the business combination is considered an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets. As a result, the Company released a portion of the pre-existing valuation allowance against the deferred tax assets and recorded a provisional deferred tax benefit of $12.0 million.

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

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States, which, among other provisions, includes a retroactive repeal of the Tax Cuts and Jobs Act’s requirement to amortize Section 174 research and development expenses over five years. Starting with tax years beginning after December 31, 2024, domestic research and development expenses can be fully deducted in the year incurred, however it retains the requirement to amortize foreign research and development expenditures over 15 years. Due to the Company’s valuation allowance, OBBBA does not have a material impact on its condensed consolidated financial statements.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$42,064	$42,064	$—	$—
Marketable securities:
Corporate bonds	9,679	—	9,679	—
Commercial paper	985	—	985	—
U.S. Treasury debt securities	21,940	21,940	—	—
International debt securities	992	—	992	—
Total marketable securities	33,596	21,940	11,656	—
Total assets	$75,660	$64,004	$11,656	$—
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

Because the Company has reported a net loss for the three and nine months ended September 30, 2025 and 2024, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

In connection with the offering of the 2030 Convertible Notes, the Company entered into Capped Calls that are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion. The impact of the Capped Calls is not included when calculating potentially dilutive shares since their effect is anti-dilutive.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except shares and per share amounts)	2025	2024	2025	2024
Net loss	$(14,804)	$(9,442)	$(36,211)	$(33,192)
Weighted-average shares of common stock outstanding - basic and diluted	104,345,319	99,435,002	103,395,497	98,165,903
Net loss per common share - basic and diluted	$(0.14)	$(0.09)	$(0.35)	$(0.34)

The following potential shares of common stock were excluded from diluted net loss per share as the Company had a net loss in each of the periods presented:

	As of September 30,
	2025	2024
Stock options	956,686	2,058,570
Restricted Stock Units	6,695,445	6,848,002
ESPP	94,295	72,849
2030 Convertible Notes	10,511,495	—
Total anti-dilutive common share equivalents	18,257,921	8,979,421

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

Operating lease expense consisted of:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$672	$672	$2,015	$2,015
Short-term lease expense and other (1)	269	297	795	729
Total lease expense	$941	$969	$2,810	$2,744
(1) Other lease expense includes variable lease expense.

Supplemental Cash Flow Information

	Nine months ended September 30,
Cash flow information (in thousands)	2025	2024
Cash paid for operating lease liabilities	$2,119	$1,993

The future maturities of operating lease liabilities are as follows:

(in thousands)	September 30, 2025
2025 (three months remaining)	$731
2026	2,843
2027	2,636
2028	2,777
2029	3,067
Thereafter	11,912
Total minimum lease payments	23,966
Less: present value discount	(6,240)
Total lease liability balance	$17,726

Note 15. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted as of September 30, 2025. In March 2025, the Company recorded $252.1 million to goodwill related to the acquisition of MANTL under the preliminary purchase price allocation. For the nine months ended September 30, 2025, the Company adjusted goodwill related to the acquisition of MANTL to $255.4 million. See Note 3 for further information. Goodwill has a carrying value of $403.4 million and $148.1 million as of September 30, 2025 and December 31, 2024, respectively.

Total intangibles assets consisted of the following as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$92,800	$(7,767)	$85,033
Developed Technology	99,200	(24,550)	74,650
Tradenames	6,450	(596)	5,854
Total amortizable intangible assets	198,450	(32,913)	165,537
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$198,475	$(32,913)	$165,562

	As of December 31, 2024
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(4,185)	$16,285
Developed Technology	27,700	(15,502)	12,198
Tradenames	750	(237)	513
Total amortizable intangible assets	48,920	(19,924)	28,996
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$48,945	$(19,924)	$29,021

Amortization expense recognized on intangible assets was $6.7 million and $15.7 million for the three and nine months ended September 30, 2025, respectively, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2024, respectively.

In March 2025, due to the acquisition of MANTL, the Company assessed all of the assets of MK Decisioning Systems, LLC for potential impairment and determined that $1.2 million of developed technology intangible assets, $0.1 million of customer relationship intangible assets, as well as $0.4 million of capitalized software development costs included in property and equipment, net, would not have future economic benefit and the value of the intangible assets was written off, resulting in a loss on impairment of $1.7 million. This non-cash charge was recorded to loss on impairment of intangible assets and is included in the condensed consolidated statements of operations for the nine months ended September 30, 2025. No impairment was identified for goodwill or any other assets.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2025 (three months remaining)	6,620
2026	26,478
2027	23,614
2028	21,887
2029	21,887
Thereafter	65,051
$165,537

Note 16. Subsequent Events

On October 29, 2025, the Company appointed Cassandra Hudson as Chief Financial Officer of the Company effective November 1, 2025, succeeding Bryan Hill who will retire from the Company on October 31, 2025.

The Company entered into an employment agreement with Ms. Hudson that provides the terms and conditions of her employment. Refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2025 for additional information.

In connection with Mr. Hill's retirement, the Company entered into a consulting agreement with him to serve as a consultant providing transition services through December 15, 2026. Under Mr. Hill’s consulting agreement, his restricted stock unit awards will continue to vest while providing transition services. As a result, the Company is evaluating the accounting for the modification of his unvested equity awards.

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

Overview

Alkami is a cloud-based digital sales and service platform provider. We inspire and empower community, regional and super-regional financial institutions (“FIs”) to compete with large, technologically advanced and well-resourced banks in the United States. Our solution, the Alkami Digital Sales and Service Platform, allows FIs to onboard and engage new users, accelerate revenues and meaningfully improve operational efficiency, all with the support of a proprietary, true cloud-based, multi-tenant architecture. We cultivate deep relationships with our clients through long-term, subscription-based contractual arrangements, aligning our growth with our clients’ success and generating an attractive unit economic model.

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

During 2024, we established a new subsidiary in India to support potential future operational needs. As of September 30, 2025, this entity had immaterial operations and did not have a significant impact on our consolidated financial results. We will continue to assess the impact of this entity as operations evolve.

Our domain expertise in retail and business banking has enabled us to develop a suite of products tailored to address key challenges faced by FIs. Due to our architecture, adding products through our single code base is fast, simple and cost-effective. The key differentiators of the Alkami Digital Sales and Service Platform include:

•User experience: Personalized and seamless digital experience across user interaction points, including desktop, mobile, chat and SMS, establishing durable connections between FIs and their customers.

•Integrations: Scalability and extensibility driven by more than 300 real-time integrations to back-office systems and third-party fintech solutions as of September 30, 2025, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back-office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content, and other areas of monetization.

The Alkami Digital Sales and Service Platform offers an end-to-end set of digital banking products. Our typical relationship with an FI begins with a set of core functional components, which can extend over time to include a rounded suite of products across account opening, marketing, data insights, card experience, money movement, customer service, business banking, financial wellness, security and fraud protection and extensibility.

We primarily go to market through an internal sales force. Given the long-term nature of our Alkami Digital Sales and Service Platform contracts, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our Alkami Digital Sales and Service Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of September 30, 2025. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. In these cases, our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended September 30, 2025 and 2024, our total revenues were $113.0 million and $85.9 million, respectively, representing a 31.5% increase period-over-period. For the nine months ended September 30, 2025 and 2024, our total revenues were $322.8 million and $244.2 million, respectively, representing an increase of 32.2% period-over-period. SaaS subscription revenues, as further described below, represented 95.5% and 94.9% of total revenues for the three and nine months ended September 30, 2025, respectively, and 95.5% and 95.6% of total revenues for the three and nine months ended September 30, 2024, respectively. We incurred net losses of $14.8 million and $36.2 million for the three and nine months ended September 30, 2025, respectively, and net losses of $9.4 million and $33.2 million for the three and nine months ended September 30, 2024, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

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

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of September 30, 2025, we served 291 FIs through the Alkami Digital Sales and Service Platform and more than 1,000 clients when including unique clients only subscribing to one or a combination of ACH Alert, Segmint, or MANTL products. Each of our digital sales and service platform client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 300 integrations as of September 30, 2025 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had 6 and 16 client renewals for the three and nine months ended September 30, 2025, respectively. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 26.6% and 27.0% of our revenues for the three and nine months ended September 30, 2025, respectively. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

Our client relationships are predominantly based on multi-year contracts for the Alkami Digital Sales and Service Platform that have had an average contract life of approximately 70 months as of September 30, 2025. We derive the majority of our revenues from SaaS subscription services charged for the use of our digital sales and service platform. Subscription services are recognized over time on a ratable basis over the client agreement term beginning on the date our solution is made available to our client. The promised consideration may include fixed or variable amounts and termination fees for clients leaving our digital sales and service platform. For our clients with enterprise license contracts, they are invoiced on an agreed upon monthly rate throughout the contract term, which may include fixed monthly or annual rate escalations. Fixed dollar or percentage escalations that are not based on registered users are considered part of the fixed transaction price and recognized on a straight-line basis over the SaaS subscription period evenly. The majority of our client contracts are based on registered users, which we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our digital banking platform in excess of their contractual client minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services, which are recognized on a straight-line basis over the contract term.

We receive implementation and other upfront fees for the implementation, configuration and integration of our digital sales and service platform. We typically invoice these services as a fixed price per contract. These fees are not distinct from the underlying licensed SaaS subscription services. As a result, we recognize the resulting revenues on a straight-line basis over the client’s initial agreement term for our licensed SaaS solutions, commencing upon launch.

Occasionally, our clients request custom development and other professional services, which we provide. These are generally one-time requests and involve unique, non-standard features, functions, conversions, or integrations that are intended to enhance or modify their licensed SaaS solutions. We recognize revenues at the point in time the services are transferred to the client.

The following table disaggregates our revenues for the three and nine months ended September 30, 2025 and 2024 by major source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
SaaS subscription services	$107,867	$82,054	$306,534	$233,437
Implementation services	3,509	1,832	9,025	5,790
Other services	1,578	2,020	7,289	4,966
Total revenues	$112,954	$85,906	$322,848	$244,193

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

We capitalize certain personnel costs directly related to the implementation of our solutions to the extent those costs are recoverable from future revenues. These costs are deferred and amortization begins when our solution is made available to our client. The amortization period is typically five to seven years, which represents the expected period of client benefit. Other costs not directly recoverable from future revenues are expensed in the period incurred.

We intend to continue to increase our investments in our implementation, client support teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three and nine months ended September 30, 2025 was 56.8% and 58.1%, respectively, and 58.9% and 58.7% for the three and nine months ended September 30, 2024, respectively.

The major components of cost of revenues are represented in the following table as percentages of revenues for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Cost component as a % of revenue)	2025	2024	2025	2024
Third-party hosting services	4.9%	5.7%	5.0%	6.0%
Direct costs of bill-pay and other third-party intellectual property	19.3%	18.6%	18.6%	18.2%
Implementation and client support teams	9.2%	9.4%	9.1%	9.5%
Development team (maintenance and updates)	2.9%	3.5%	2.9%	3.7%
Amortization	5.0%	2.3%	4.3%	2.3%
Stock-based compensation	1.9%	1.6%	2.0%	1.6%

Operating Expenses

Research and Development. Research and development costs consist primarily of personnel-related costs for our engineering, information technology and product employees, including salaries, bonuses, other incentive-related compensation, employee benefits and stock-based compensation. In addition, we also include third-party contractor expenses, software development and testing tools, allocated corporate expenses and other expenses related to developing new solutions and upgrading and enhancing existing solutions. We expect research and development costs to increase as we expand our platform with new features and functionality, as well as enhance the existing Alkami Digital Sales and Service Platform.

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

(Benefit from) Provision for Income Taxes

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets and state tax expense. As a result of our valuation allowance, (benefit from) provision for income taxes consists primarily of state income taxes and deferred taxes related to the tax amortization of acquired goodwill, offset by a deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the MANTL business combination. See Notes 3 and 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this filing. The financial results of MANTL, for the period of March 18, 2025 through September 30, 2025, are included in the Company’s condensed consolidated financial statements and notes. The following table presents our selected condensed consolidated statements of operations data for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues	$112,954	$85,906	$322,848	$244,193
Cost of revenues (1) (2)	48,812	35,289	135,328	100,773
Gross profit	64,142	50,617	187,520	143,420
Operating expenses (2):
Research and development	30,091	24,133	87,207	70,862
Sales and marketing	19,337	14,406	60,227	45,213
General and administrative	25,642	22,147	75,452	62,074
Acquisition-related expenses	247	—	3,138	195
Amortization of acquired intangibles	1,706	359	3,981	1,076
Loss on impairment of intangible assets	—	—	1,655	—
Total operating expenses	77,023	61,045	231,660	179,420
Loss from operations	(12,881)	(10,428)	(44,140)	(36,000)
Non-operating income (expense):
Interest income	1,026	1,147	3,286	3,490
Interest expense	(2,978)	(180)	(6,967)	(327)
Loss before income taxes	(14,833)	(9,461)	(47,821)	(32,837)
(Benefit from) provision for income taxes	(29)	(19)	(11,610)	355
Net loss	$(14,804)	$(9,442)	$(36,211)	$(33,192)

(1) Includes amortization of acquired technology of $4.9 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $11.7 million and $4.0 million for the nine months ended September 30, 2025 and 2024, respectively.
(2) Includes stock-based compensation expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenues	$2,103	$1,407	$6,445	$3,932
Research and development	5,726	4,492	16,584	12,746
Sales and marketing	3,572	2,327	9,969	6,649
General and administrative	9,328	7,031	27,248	20,495
Total stock-based compensation expenses	$20,729	$15,257	$60,246	$43,822

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(14,804)	$(9,442)	$(36,211)	$(33,192)
(Benefit from) provision for income taxes	(29)	(19)	(11,610)	355
Interest expense (income), net	1,952	(967)	3,681	(3,163)
Depreciation and amortization	7,869	2,679	19,055	7,854
Stock-based compensation expense	20,729	15,257	60,246	43,822
Secondary offering costs (1)	—	810	—	810
Acquisition-related expenses	247	—	3,138	195
Loss on impairment of intangible assets	—	—	1,655	—
Adjusted EBITDA (2)	$15,964	$8,318	$39,954	$16,681
(1) Pursuant to the requirements of the Fourth Amended and Restated Investors’ Rights Agreement, dated as of September 24, 2020, by and among the Company and the investors listed therein, the Company incurred secondary offering costs on behalf of the selling stockholders related to an underwritten secondary offering that closed on August 12, 2024.
(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before (benefit from) provision for income taxes; interest expense (income), net; depreciation and amortization; stock-based compensation expense; secondary offering costs; acquisition-related expenses; and loss on impairment of intangible assets. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

Comparison of Three and Nine Months ended September 30, 2025 and 2024

Revenues

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$112,954	$85,906	$27,048	31.5%	$322,848	$244,193	$78,655	32.2%

	September 30,
	2025	2024
Annual Recurring Revenue (ARR)	$449,034	$342,101	$106,933	31.3%
Registered Users	21,552	19,499	2,053	10.5%
Revenue per Registered User (RPU)	$20.83	$17.54	$3.29	18.8%

Revenues increased $27.0 million, or 31.5%, and $78.7 million, or 32.2%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.

The increase of $27.0 million in revenues for the three months ended September 30, 2025 was primarily due to user growth on our digital banking platform from both existing client digital user growth and new client implementations, selling additional solutions to existing clients resulting in increased RPU, and higher termination fees from customers leaving our digital banking platform due to mergers and acquisitions. The revenue contribution from the MANTL acquisition was $11.0 million for the three months ended September 30, 2025.

The increase of $78.7 million for the nine months ended September 30, 2025 was primarily due to user growth on our digital banking platform from both existing client digital user growth and new client implementations, selling additional solutions to existing clients resulting in increased RPU, and higher termination fees from customers leaving our digital banking platform due to mergers and acquisitions. Our existing clients added 1.4 million digital users and we implemented 32 new clients onto our platform representing 0.9 million digital users. In addition, the revenue contribution from the MANTL acquisition was $22.7 million for the nine months ended September 30, 2025.

Cost of Revenues

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of revenues	$48,812	$35,289	$13,523	38.3%	$135,328	$100,773	$34,555	34.3%
Percentage of revenues	43.2%	41.1%	2.1%	5.1%	41.9%	41.3%	0.6%	1.5%

Cost of revenues increased $13.5 million, or 38.3%, and $34.6 million, or 34.3%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Our gross margin for the three and nine months ended September 30, 2025 was 56.8% and 58.1%, respectively, and 58.9% and 58.7% for the three and nine months ended September 30, 2024, respectively. The driver for the decrease in gross margin for the three and nine months ended September 30, 2025 compared to the same periods in 2024 is primarily related to the increased amortization of intangible assets included in cost of revenues due to the acquisition of MANTL.

The increase in cost of revenues for the three months ended September 30, 2025, was primarily driven by $5.9 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $3.6 million increase in amortization of intangible assets, primarily related to the acquisition of MANTL, a $3.1 million increase in personnel-related costs (which includes stock-based compensation of $0.7 million), $0.6 million in higher hosting costs, and higher net other miscellaneous costs of $0.3 million.

The increase in cost of revenues for the nine months ended September 30, 2025, was primarily driven by $15.8 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $9.1 million increase in personnel-related costs (which includes stock-based compensation of $2.5 million, of which $1.0 million was related to certain unvested equity awards settled in cash in conjunction with the acquisition of MANTL), a $7.7 million increase in amortization of intangible assets, primarily related to the acquisition of MANTL, $1.2 million in higher hosting costs, and higher net other miscellaneous costs of $0.8 million.

Operating Expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
($ in thousands)
Research and development	$30,091	$24,133	$5,958	24.7%	$87,207	$70,862	$16,345	23.1%
Sales and marketing	19,337	14,406	4,931	34.2%	60,227	45,213	15,014	33.2%
General and administrative	25,642	22,147	3,495	15.8%	75,452	62,074	13,378	21.6%
Acquisition-related expenses	247	—	247	100.0%	3,138	195	2,943	1509.2%
Amortization of acquired intangibles	1,706	359	1,347	375.2%	3,981	1,076	2,905	270.0%
Loss on impairment of intangible assets	—	—	—	—%	1,655	—	1,655	100.0%
Total operating expenses	$77,023	$61,045	$15,978	26.2%	$231,660	$179,420	$52,240	29.1%
Percentage of revenues	68.2%	71.1%			71.8%	73.5%

Research and Development

Research and development expenses increased $6.0 million, or 24.7%, and $16.3 million, or 23.1%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. For the three months ended September 30, 2025, the increase was primarily due to a $5.5 million increase in personnel-related costs (which includes stock-based compensation of $1.2 million) resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation, $0.4 million in higher hosting costs, and higher net other miscellaneous costs of $0.1 million.

For the nine months ended September 30, 2025, the increase was primarily due to a $13.8 million increase in personnel-related costs (which includes stock-based compensation of $3.8 million, of which $1.0 million was related to certain unvested equity awards settled in cash in conjunction with the acquisition of MANTL), resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation, $1.2 million in higher hosting costs, $1.0 million in higher costs for consulting, and $0.8 million in higher various other net costs. These expenses were partially offset by an increase of $0.5 million in capitalized development costs.

Sales and Marketing

Sales and marketing expenses increased $4.9 million, or 34.2%, and $15.0 million or 33.2%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. For the three months ended September 30, 2025, the increase was primarily due to a $4.2 million increase in personnel-related costs (which includes stock-based compensation of $1.2 million), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.4 million in higher consulting costs and $0.3 million in higher net other miscellaneous costs.

For the nine months ended September 30, 2025, the increase was primarily due to a $12.2 million increase in personnel-related costs (which includes stock-based compensation of $3.3 million, of which $0.3 million was related to certain unvested equity awards settled in cash in conjunction with the acquisition of MANTL), resulting from headcount growth in our sales and marketing teams. In addition, we incurred $0.9 million in higher consulting costs, $0.8 million in higher costs related to industry conferences and trade shows, including enhanced client experiences at our in-person client conference, Co:lab, $0.5 million higher travel costs for the sales team, and $0.6 million in higher net other miscellaneous costs.

General and Administrative

General and administrative expenses increased by $3.5 million, or 15.8%, and $13.4 million, or 21.6%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. For the three months ended September 30, 2025, the increase was primarily due to a $3.7 million increase in personnel-related costs (which includes stock-based compensation of $2.3 million), $0.3 million in higher audit and consulting costs and $0.3 million of higher software costs. These expenses were partially offset by a $0.8 million decrease in costs associated with secondary offerings, as no such offering occurred in the current period.

For the nine months ended September 30, 2025, the increase was primarily due to a $11.6 million increase in personnel-related costs (which includes stock-based compensation of $6.8 million, of which $1.6 million was related to certain unvested equity awards settled in cash in conjunction with the acquisition of MANTL), $1.1 million in higher software costs, $0.9 million in higher audit and consulting costs and $0.3 million in higher net other miscellaneous costs. These expenses were partially offset by a decrease of $0.5 million in insurance costs.

Acquisition-Related Expenses

Acquisition-related expenses were $0.2 million and $3.1 million for the three and nine months ended September 30, 2025, respectively, primarily related to insurance, legal, consulting, and professional fees incurred for the acquisition of MANTL.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $1.7 million and $4.0 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2024, respectively. Amortization of acquired intangibles increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024, primarily due to the acquisition of intangible assets as part of the acquisition of MANTL in March 2025 and related additional amortization.

Loss on Impairment of Intangible Assets

Loss on impairment of intangible assets was $1.7 million for the nine months ended September 30, 2025, related to impairment of certain historical developed technology intangible assets, customer relationship intangible assets, and capitalized developed software assets (included in property and equipment, net on the condensed consolidated balance sheets) as a result of the acquisition of MANTL.

Non-Operating Income (Expense)

Non-operating expense increased by $2.9 million and $6.8 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, due to the increase in net interest expense.

(Benefit from) Provision for Income Taxes

The Company recorded an income tax benefit of less than $0.1 million and $11.6 million for the three and nine months ended September 30, 2025, respectively, resulting in an effective tax rate of 0.2% and 24.3%, respectively, compared to income tax benefit of less than $0.1 million and income tax expense of $0.4 million for the three and nine months ended September 30, 2024, respectively, resulting in an effective tax rate of 0.2% and (1.1)%, respectively.

The Company’s effective tax rates for the three and nine months ended September 30, 2025 and 2024 differ from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense, offset by a deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the MANTL business combination.

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

Liquidity and Capital Resources

As of September 30, 2025, we had $90.9 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $512.4 million. Our net losses have been driven by our investments in developing our digital sales and service platform, expanding our sales, marketing and implementation organizations and scaling our administrative functions to support our rapid growth.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$26,300	$12,486
Net cash (used in) provided by investing activities	$(393,464)	$26,046
Net cash provided by financing activities	$330,121	$1,497

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2025, net cash provided by operating activities was $26.3 million, which consisted of a net loss of $36.2 million, adjusted by non-cash charges of $65.8 million and net cash outflows from the change in net operating assets and liabilities of $3.3 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $19.1 million, stock-based compensation expense of $56.3 million (exclusive of $3.9 million of stock-based compensation expense for unvested equity awards settled in cash related to

MANTL acquisition), loss on impairment of intangible assets of $1.7 million, and net other non-cash charges of $0.7 million, partially offset by deferred taxes of $12.0 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $10.5 million increase in accounts receivable, a $5.9 million increase in prepaid expenses and other assets (inclusive of $2.6 million of prepaid stock-based compensation related to the acquisition of MANTL), and a $6.5 million increase in deferred costs, partially offset by a $14.4 million increase in accounts payable and accrued liabilities and a $5.2 million increase in deferred revenues.

During the nine months ended September 30, 2024, net cash provided by operating activities was $12.5 million, which consisted of a net loss of $33.2 million, adjusted by non-cash charges of $51.0 million and net cash outflows from the change in net operating assets and liabilities of $5.3 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $7.9 million, stock-based compensation expense of $43.8 million, and other non-cash charges of $0.2 million, partially offset by accrued interest on marketable securities, net of $0.9 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $6.9 million increase in accounts receivable, $5.1 million increase in deferred costs, and a $2.6 million increase in prepaid expenses and other assets, partially offset by a $6.3 million increase in accounts payable and accrued liabilities and a $3.0 million increase in deferred revenues.

Net Cash (Used in) Provided by Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $393.5 million, primarily consisting of $375.5 million related to our acquisition of MANTL, $35.9 million in purchases of marketable securities, $5.3 million related to capitalized software development costs and $1.2 million related to capital expenditures related to updates for computers and other equipment, partially offset by $24.3 million in proceeds from sales, maturities, and redemptions of marketable securities.

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

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $330.1 million, which was primarily due to proceeds of $335.5 million from the issuance of the 2030 Convertible Notes, proceeds of $60.0 million from revolver loan borrowings, $2.9 million in proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”), $2.4 million in proceeds from the exercise of stock options to purchase 0.3 million shares of our common stock, partially offset by $33.9 million paid for the Capped Calls, $35.0 million of payments on the revolving loan, and $1.9 million of debt issuance costs paid.

For the nine months ended September 30, 2024, net cash provided by financing activities was $1.5 million, which was primarily due to $12.1 million in proceeds from the exercise of stock options to purchase 1.8 million shares of our common stock and proceeds from issuances under the ESPP of $2.6 million, partially offset by $12.8 million in payments for taxes related to net settlement of equity awards and $0.4 million of debt issuance costs paid.

Debt Transactions

On February 27, 2025, the Company entered into the Third Amendment and subsequently borrowed $60 million on the Revolving Facility during March 2025, with the proceeds used for the acquisition of MANTL. As of September 30, 2025, $25 million remained outstanding on the Revolving Facility. Refer to Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information regarding the Amended Credit Agreement.

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

Total interest expense, including commitment fees and unused line fees, was $3.0 million and $7.0 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. Interest expense related to the 2030 Convertible Notes and Revolving Facility was $1.9 million and $0.9 million, respectively, for the three months ended September 30, 2025, and $4.0 million and $2.4 million, respectively, for the nine months ended September 30, 2025.

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

Unamortized discounts and debt issuance costs totaled $10.6 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively. Amortization expense related to unamortized discounts and debt issuance costs (included in interest expense in the condensed consolidated statements of operations) totaled $0.6 million and $1.4 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of September 30, 2025, compared to those discussed as of December 31, 2024 in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2025, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 18, 2025, W. Bryan Hill, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Subject to certain conditions, the trading plan provides for the sale of up to 84,977 shares of our common stock (less shares withheld by the Company for the payment of taxes) through October 1, 2026, for a duration of 409 days.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.1	Employment Agreement, effective November 1, 2025, by and between Alkami Technology, Inc. and Cassandra Hudson	8-K	001-40321	10.1	10/30/2025
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Alkami Technology, Inc.

Date:	October 31, 2025	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2025	By:	/s/ W. Bryan Hill
W. Bryan Hill
Chief Financial Officer
(Principal Financial Officer)