Form 10-K
period 2025-12-31
ALKAMI TECHNOLOGY, INC.
filed 2026-02-26
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market as of the last business day of the most recently completed second fiscal quarter, which was June 30, 2025, was $2.4 billion.
The number of shares of registrant’s common stock outstanding as of February 20, 2026 was 106,148,144.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders scheduled to be held on May 19, 2026, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

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

Item 1. Business.

Overview

Alkami is a cloud-based digital sales and service platform provider. We inspire and empower community, regional and super-regional financial institutions (“FIs”) to compete with large, technologically advanced and well-resourced banks in the United States. Our solution, the Alkami Digital Sales & Service Platform, consisting of the Alkami Digital Banking Platform (“Platform”), Onboarding & Account Opening, and Data & Marketing, allows FIs to onboard, engage and grow new users, accelerate revenues and meaningfully improve operational efficiency, all with the support of a proprietary, true cloud-based, multi-tenant architecture. We cultivate deep relationships with our clients through long-term, subscription-based contractual arrangements, aligning our growth with our clients’ success and generating an attractive unit economic model.

We founded Alkami to help level the playing field for FIs. Since then, our vision has been to create a platform that combines premium technology and fintech solutions in one integrated ecosystem, delivered as a SaaS solution and providing our clients’ account holders, which include customers for banks and members for credit unions, with a single point of access to all things digital. We invested significant resources to build a technology stack that prioritized innovation velocity and speed-to-market given the importance of product depth and functionality in winning and retaining clients. In October 2020, we acquired ACH Alert, LLC (“ACH Alert”) to pursue adjacent product opportunities, such as fraud prevention and to expand our addressable market. In April 2022, we acquired Segmint Inc. (“Segmint”), a leading cloud-based financial data analytics and transaction data cleansing provider. In March 2025, we acquired Fin Technologies, Inc. dba MANTL (“MANTL”), to provide onboarding, account opening, and loan origination solutions that allow FIs to acquire commercial, business and retail customers or members through a variety of channels for deposit account and loan types.

During 2024, we established a new subsidiary in India to support potential future operational needs. While our presence in India has grown since 2024, these operations remain immaterial to our consolidated financial statements as of December 31, 2025.

Our domain expertise in retail and business banking has enabled us to develop a suite of products tailored to address key challenges faced by FIs. Due to our architecture, adding products through our single code base is fast, simple and cost-effective. The key differentiators of the Alkami Digital Sales & Service Platform include:

•User experience: Personalized and seamless digital experience across user interaction points, including desktop, mobile, chat and short message service (“SMS”), establishing durable connections between FIs and their account holders.

•Integrations: Scalability and extensibility driven by more than 300 real-time integrations to back office systems and third-party fintech solutions as of December 31, 2025, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back-office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content, and other areas of monetization.

The Alkami Digital Banking Platform allows us to offer an end-to-end set of software solutions. Our typical relationship with an FI begins with a set of core functional components, which can expand over time to include a rounded suite of products across onboarding and account opening, marketing, data insights, account management, payments and receivables, admin, risk and reporting, business and commercial banking, retail banking, financial analytics, and extensibility. As of December 31, 2025, our client base, on average, used 16 of our 36 offered products. Our 2025 new client cohort has contracted, on average, for 19 of our offered products.

Our target clients include the top 2,500 FIs by assets excluding those with assets greater than $450 billion (“megabanks”). We had 301, 272 and 236 FIs as Alkami Digital Banking Platform clients as of December 31, 2025, 2024, and 2023, respectively.

We primarily go to market through an internal sales force. Given the long-term nature of our contracts for the Alkami Digital Banking Platform, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our revenues almost entirely from multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of approximately 70 months as of December 31, 2025. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer or member penetration, incentivizing our clients to internally market and promote digital engagement. Our ability to grow revenues through deeper client customer or member penetration and cross-sell allowed us to increase annual recurring revenue from existing digital banking clients as of December 31, 2024 to 115% as of December 31, 2025.

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

We had 22.4 million, 20.0 million, and 17.5 million live registered users as of December 31, 2025, 2024, and 2023, respectively, representing a growth rate for one of our key revenue drivers of 12.1% from 2024 to 2025 and 14.2% from 2023 to 2024. Our total revenues were $443.6 million, $333.8 million, and $264.8 million for 2025, 2024, and 2023, respectively, representing growth rates of 32.9% from 2024 to 2025 and 26.1% from 2023 to 2024. SaaS subscription services, as further described below, represented 95.0%, 95.6%, and 95.3% of total revenues for

2025, 2024, and 2023, respectively. We incurred net losses of $47.7 million, $40.8 million, and $62.9 million for 2025, 2024, and 2023, respectively, largely due to significant continued investment in sales, marketing, product development and post-sales client activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Our Industry

The United States banking industry is massive, with almost $26 trillion in assets on the balance sheets of over 9,000 FIs as of December 31, 2023, according to call report data published by the Federal Deposit Insurance Corporation (“FDIC”) and the National Credit Union Administration (“NCUA”). These FIs range from megabanks to significantly smaller local community banks and affinity credit unions. These represent a significant market opportunity that drives intense competition and substantial economic importance, which requires considerable regulation, both locally and nationally.

Our addressable market consists of FIs with assets of $100 million to $450 billion representing over 250 million registered users. Within this market, we target the top 2,500 FIs by assets excluding megabanks. We believe based on third-party estimates that this segment of the market represents an opportunity of more than 200 million registered users and offers the greatest potential lifetime value, considering the cost and resources to acquire and service the relationship. Historically, the number of registered users in the U.S. has grown from a combination of a number of factors, including the proliferation of multiple user accounts per person, expansion of digital penetration among existing account holders and population growth.

However, banking is not a static industry, and over the last several decades, technology has emerged as a differentiating factor among FIs, driving market share gains, operational efficiencies and improved regulatory compliance. While technology impacts nearly every function within a bank, we typically see FIs’ increase their technology investment in response to, or in anticipation of, the following trends:

•Heightened user expectations: The digitization of everything from taxis to food delivery to commerce has conditioned consumers and businesses to maintain heightened user experience expectations that extend to financial services, particularly when it relates to everyday financial services, such as banking services. Previously inconceivable, account opening, loan origination and disbursement, and money transfers can now be executed within a matter of minutes, elevating digital user experience beyond branch location as a premier point of differentiation for our clients’ customers’ or members’ service and satisfaction.

•Increasingly digital competitive landscape: The competitive landscape within banking in the United States and globally is shifting. On one hand, the megabanks continue to invest substantially to provide technology services to U.S. banking customers. On the other hand, a fragmented and emerging group of technology platforms and challenger banks are redefining what it means to be a bank, embedding basic banking services, such as checking accounts, within elegant user experiences and attracting tens of millions of registered users, all without a single physical branch. Each market trend is accelerating with the disappearance of geographical boundaries. As banking digitizes, the importance of a physical footprint and local presence is reduced, introducing regional and national competition to even the most insulated local markets.

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

•Shift to mobile: Mobile is quickly redefining both retail and business banking. Today, a consumer or business can open a bank account almost instantly and take out a loan or transfer money from a mobile device. These rapid advances are contributing to a substantial decline in bank physical branch traffic and a shift to digital banking platforms like Alkami’s as an FI’s primary channel of account holder interaction.

•Shift to the cloud: Today, many of the pillars serving as key differentiators across industries, including banking, stem from the benefits of cloud hosting and computing. Cloud-based, multi-tenant infrastructures that are securely delivered enable technology providers to broadly distribute capabilities historically reserved only for the best resourced. Premier technology architectures can also leverage data that can be collected into a warehouse and quickly synthesized for consumption by clients in the service of their account holders. Finally, single-, low- and no-code architectures allow near same-day adaptability to evolving consumer needs or economic challenges.

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

Our Digital Banking Platform and Ecosystem

The Alkami Digital Banking Platform is a multi-tenant, single code base, continuous delivery platform powered by a true cloud infrastructure. Our Platform integrates with core system providers and other third-party fintech providers, and acts as the primary interaction point among consumers, businesses and FIs. The primary benefit of this model is to reduce the inefficiencies of traditional point-to-point integration strategies, instead offering a single point of integration allowing our clients’ account holders to navigate seamlessly across channels. We believe this is critical to FIs as their models shift from physical to digital, enabling the creation of a digital community in the image of their broader brands and aligned with their strategic objectives.

The Alkami Digital Banking Platform maintains more than 300 integrations as of December 31, 2025. Our third-party partnerships and integrations are a crucial element of the Alkami Digital Banking Platform, enabling FIs to choose from, and connect with, a broad array of third-party service providers essential to the curation of a customized digital experience. This depth of product configurability and optionality is made possible by the software adapters we have built to standardize access to solutions offered by third-party vendors.
The Alkami Value Proposition

We have grown rapidly since 2009 by understanding our clients’ objectives and pain points, including adding nearly 5 million live registered users from December 31, 2023 to December 31, 2025. We have designed our solutions to improve our clients’ ability to achieve their core objectives, including new customer or member growth, account holder engagement, increasing and holding deposits, making loans, facilitating money movement, protecting account holders, and lowering overall operating costs. Importantly, we make our clients more competitive against megabanks, challenger banks and other technology-enabled competitors.

The technology that powers our Platform is foundational to our success and ability to deliver a distinct value proposition to our clients, characterized by the following:

•Accelerated Lifecycle Growth: By bringing together best-in-class Onboarding & Account Opening, Digital Banking, and Data & Marketing into one unified Platform, FIs can convert more applicants, increase primacy and expand relationships over time. Alkami has enhanced its position as a premier digital sales and service platform in the industry, allowing FIs to onboard, engage and grow their account base. For each critical job to be done, Alkami provides and maintains a best-of-breed solution, each of which can be purchased independently.

•Exclusive Data Advantage That Drives Smarter Growth: Our Platform is powered by Alkami’s Data & Marketing Solution, built on a superset of core and digital banking data available only to Alkami clients. This unique data foundation transforms passive insights derived from transaction data into predictive targeting, automated campaigns and behavioral-based engagement across every channel. The result is smarter outreach, stronger conversions, more relevant product offerings and scalable growth without requiring additional headcount.

•Innovation Built to Scale: Alkami’s unified Platform is built with security embedded at every layer, an integrated fintech ecosystem, and an open development framework. This allows FIs to have a flywheel for landing and expanding relationships, rapidly introducing new products, integrating strategic partners, and responding to changing market demands. The result is faster execution, streamlined integration, and a consistent, secure digital experience that evolves as their strategy evolves.

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

Our Platform, purpose-built for financial institutions, delivers tangible results to clients, including increased registered user growth, increased product usage, operational efficiencies and account holder retention that ultimately provides banks and credit unions a sustainable competitive advantage.

Our Growth Strategies

We intend to continue to invest to grow our business and expand our addressable market by applying the following strategies:

•Deepen existing client relationships: We expect to continue to deepen our existing client relationships, increasing both the number of registered users and the number of products per client:

◦Cross-sell: We continue to broaden our product set to address the needs of our client base. We offered nine products in 2015, and as of December 31, 2025, 36 products were available through the Alkami Digital Sales & Service Platform. During 2025, our clients purchased an average of 16 products from us. We expect cross-sell to continue to contribute meaningfully to our growth.

◦Customer or member penetration: While we recently achieved more than 22 million live registered digital banking users (“registered users”), we estimate this only represents 73% of our clients’ total account holders as of December 31, 2025. We believe we have a substantial opportunity to grow our registered user base within our existing clients, as we continue to enhance our value proposition and more consumers adopt digital banking solutions.

•Win new clients: We believe the market remains underserved by legacy solutions, which will allow us to continue to gain market share. We are increasingly winning FIs with more sophisticated needs as we grow our market presence and product capabilities. In the second half of 2025, over 50% of deals won included new clients purchasing solutions inclusive of our Alkami Sales and Service Platform. During the same period, our bank and credit union win rates increased, along with the proportion of deals that included the Alkami Sales and Service Platform.
•Broaden and enhance product suite: We intend to invest to continue to enhance our product suite. In 2025 and 2024, we spent 26.7% and 28.8%, respectively, of revenues on research and development, underlining our commitment to ongoing innovation. This includes maintaining awareness of the evolving needs of our clients and designing products accordingly, both on a proprietary basis and in collaboration with our platform partner network.

•Select acquisitions: We intend to selectively pursue acquisitions and other strategic transactions that accelerate our strategic objectives. Our acquisition of ACH Alert brought an additional fraud prevention tool to our product suite. Segmint operates a marketing analytics and messaging delivery platform with patented software that enables FIs and merchants to understand and leverage data, interact with account holders, and measure results. Powered by data scientists and artificial intelligence (“AI”), Segmint’s innovative product line offers a variety of ways to optimally use account holder data to deepen relationships and grow the account holder’s business. MANTL provides onboarding, account opening, and loan origination solutions that allow FIs to acquire commercial, business, and retail customers through a variety of channels for many deposit account and loan types.

Our Solution

The Alkami Digital Sales & Service Platform provides FIs with a complete digital sales and service solution designed to facilitate and meet the needs of both retail and business users. We deliver our Platform through a purpose-built, true cloud SaaS solution, enabling our clients to avoid costly and disruptive system-wide maintenance windows as well as testing projects during upgrades, which is typical of single-tenant platform solutions that are currently prevalent in large parts of the industry.

Our clients choose the Alkami Digital Sales & Service Platform to:

•Onboard new registered users efficiently.

•Engage registered users with self-service functions, proactive alerting and financial insights.

•Grow revenues and registered users through new product and service offerings.

•Guard registered user data and interactions to mitigate fraud across all solutions. Includes a multi-layered security framework that defends infrastructure, applications, and data.

Digital Banking

Unify digital banking by connecting user experience, sales, and service on a configurable platform.

Onboard
Engage
Grow
Guard

Onboarding & Account Opening

Drive consumer and commercial deposits and loans anywhere, anytime with one front door for account origination and onboarding.

Data & Marketing

Power acquisition and engagement with behavioral analytics, predictive intelligence and marketing automation.

Alkami's Digital Sales & Service Platform

Onboarding &
Account Opening
Marketing
Data Insights
Account Management
Payments & Receivables
Onboard
Engage
Grow
Guard
Admin, Risk &
Reporting
Business &
Commercial Banking
Retail Banking
Financial Analytics
Extensibility

We deliver this value proposition through the following 10 product categories, encompassing 36 products and more than 300 integrations as of December 31, 2025:

•Onboard & Account Opening: Offers a unified omnichannel Platform that empowers banks and credit unions to open consumer and business deposit and loan accounts seamlessly across digital and physical channels. MANTL’s origination and onboarding solution combines intuitive workflows, configurable automation, built-in compliance, and real-time fraud decisioning to reduce manual work while delivering a modern, relationship-first experience. MANTL powers faster account opening, improved operational efficiency, and scalable growth.

•Marketing: Enables clients to deliver tailored, relevant and timely content via targeted marketing campaigns and educational outreaches to their customers and members. Our acquisition of Segmint added unique data models and behavioral data tags to our Platform's capabilities, enabling our clients to creatively segment and refine their marketing campaigns.

•Data Insights: Enables clients to build internal analytical tools. Our acquisition of Segmint added unique data models and behavioral data tags to our Platform's capabilities, enabling our clients to better understand, model, and predict their account holders' preferences, lifestyle, and financial needs.

•Account Management: Includes features that support the full account experience, from account setup and onboarding through ongoing self-service. This includes Quick Apply for streamlined account opening for current account holders, Instant Account Verification (IAV), and cardholder alerts and control preferences, card account maintenance features for self-service, and digital card capabilities.

•Payments & Receivables: Includes fully integrated money movement tools to increase deposits, facilitate payments and transfers, and drive consistent user engagement. The Alkami Digital Banking Platform seamlessly integrates third-party services into a consistent digital banking experience that is portable across multiple user interfaces.

•Admin, Risk, & Reporting: Includes risk-based multi-factor authentication and suspicious transaction monitoring as well as multi-channel payment fraud prevention and information reporting tools. Our acquisition of ACH Alert enhanced our Platform’s capabilities in this product category.

•Business & Commercial Banking: Through real-time insight into cash position and our data capabilities, we equip clients to compete for businesses of all sizes—all while simplifying the back office with a single platform with an industry-leading user experience. Our business banking solution includes comprehensive payment and receivable solutions, sub-user permissions management, automated billing, payment fraud prevention, and actionable reporting all built into a secure and scalable platform.

•Retail Banking: Through intuitive digital experiences and data-driven personalization, we enable FIs to attract, engage, and retain consumers across every stage of the relationship. Our retail banking solution delivers a modern, unified digital banking experience that includes account management, money movement, personal financial management tools, alerts and notifications, and configurable security controls. Built on a secure and scalable platform, our solution empowers institutions to deepen relationships, drive digital adoption, and deliver seamless, consistent experiences across channels.

•Financial Analytics: Aggregates and synthesizes information that client account holders need to make informed financial decisions, including basic account aggregation, credit score monitoring, transaction data enrichment, home value tracking, savings goals, and access to third-party financial management products, helping users make healthier financial decisions, while providing our FIs insights to support targeted marketing and product origination. It also includes a suite of products that digitize and streamline largely administrative communications, ranging from SMS and push notifications to digital authentication, chat, and conversational tools, delivered both digitally and through human interaction.

•Extensibility: Enables clients to embrace and extend the our Platform using our software development kit (“SDK”) and application programming interfaces (“APIs”). This includes the ability to integrate with internal systems and the broader fintech ecosystem, modify and customize workflows, and elevate the look and feel of our Platform.

Our Technology and Architecture

Our Platform is true cloud and entirely hosted and delivered on Amazon Web Services (“AWS”). The benefits of this infrastructure include resiliency, reliability and increased security; we achieved an average of over 99.95% uptime in the year ended December 31, 2025. True cloud infrastructure is also scalable, allowing us to pursue our growth objectives without technological limitation.

Our technology is predominantly differentiated by the speed-to-market with which we can deliver innovation on the back of a true cloud infrastructure with the combination of the following architectural pillars:

•Multi-Tenant Architecture: We built our Platform from the ground up as multi-tenant. This enables our clients to share in economies of scale enjoyed by large FIs, optimizing for speed, efficiency, reliability and increased security. Importantly, this model also enables us to avoid a growth tax, or additional resource burdens arising from high growth upon a single-tenant platform. New clients can be efficiently on-boarded, new client account holders can be seamlessly added and product upgrades and updates can be delivered quickly.

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

We synchronize, typically in real-time, the systems and modules into which we integrate while also accumulating data in the data lake that can be synthesized into actionable insights and business intelligence. FIs need access to accurate and complete data. These timely insights extend across administration, marketing and strategy, informing decision-making for FIs and increasing user stickiness. For instance, our clients can identify users with a credit card or loan from another FI and market targeted, competing products to these users. This granular level of insight allows Alkami clients to digitally and systematically drive growth through smarter marketing and forecasting.

The vast majority of our technology is invisible to our clients’ account holders; however, our premier user experience delivered in partnership with our clients is highly visible. This includes an ease of use and seamlessness that begins with on-boarding, and extends through general usage, such as balance inquiries, moving money, monitoring credit, managing cards and executing transactions such as deposits, loans and payments. Across our clients’ customer or member base, the average registered user logged onto the digital application three to four times per week, in 2025, providing our clients more opportunities to engage with their account holders than a physical branch-based relationship, further highlighting the motivation for our clients to promote client customer or member digital adoption.

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

Our Clients

As of December 31, 2025, we served 301 FIs through the Alkami Digital Banking Platform and over 960 clients when including unique clients only subscribing to one or a combination of ACH Alert, Segmint, or MANTL products. Our clients include community, regional and super-regional credit unions and banks across both retail and business banking. While our original product suite was retail focused, as we enhanced our product suite to include greater depth of functionality for business banking in particular, we significantly expanded our addressable market as FIs increasingly seek a single digital banking platform for all their retail and business banking needs.

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

Our typical FI relationship begins with a subset of the Alkami Digital Banking Platform as part of a SaaS subscription contract, with an average contract life for those contracts of approximately 70 months as of December 31, 2025. Over the course of a client relationship, we seek to expand the number of products our clients embed within their digital experience as well as the digital penetration of the clients’ customer or member base.

No single client represented more than 5% of our total revenues in the year ended December 31, 2025.

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

We utilize a dedicated sales team in order to drive additional adoption of products within existing clients. In addition to identifying opportunities to extend our relationship with clients within the current product suite, this cross-sell team is also responsible for identifying and addressing pain points with our existing solution and sourcing new ideas for additional product capabilities, whether developed internally or through partnership. Cross-sell contributed 54% of total contract value (“TCV”) in 2025, highlighting our significant continued opportunity to grow within our existing client base.

Our client success team is responsible for nurturing relationships holistically throughout the duration of the contract, ensuring that we understand their needs in real time and that our clients are deriving maximum value from the Alkami Digital Sales & Service Platform. Importantly, this team supports retention and deepens the relationship with the client, providing us with the best opportunity to renew clients upon contract expiration, often coupled with an extension of the relationship to additional products.

Our marketing team oversees all aspects of the Alkami and acquired brands, including public relations, digital marketing, social media, our website, product marketing, graphic design, conferences and events. Our marketing efforts are focused on promoting direct sales, inbound lead generation and brand building. We leverage online and offline marketing channels through digital marketing, account-based marketing, social media, and events, among other tactics.

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

Our Competition

The market for digital banking solutions for financial services providers is highly competitive. With respect to our Digital Banking Platform, we compete with core processing vendors that also provide digital banking solutions, and with digital banking companies. With respect to our other solutions, we compete with new and established point solution vendors and core processing vendors, as well as with internally developed solutions. We believe that the comprehensive integration among our solution offerings and our clients’ internal and third-party systems, combined with our deep industry expertise, including our domain expertise in retail and business banking, reputation for consistent, high-quality client support, pace at which we bring innovation to market, and unified cloud-based digital banking and SaaS solutions distinguish us from the competition.

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
•ability to integrate targeted offers for client customers and members across digital channels;
•ability to support FIs in acquiring deposits with open API technologies;
•SaaS delivery and pricing model;
•ability to support both internal and external developers to quickly integrate with third-party applications and systems utilizing a SDK;
•design of the client account holder experience, including modern, intuitive and touch-centric features;
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

Human Capital Resources

As of December 31, 2025, we had 1,225 employees. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.

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

We have received third-party recognition for our employee engagement. In 2025, we earned 19 employee engagement awards including recognition as a “Best Place to Work in Financial Technology,” a “Best and Brightest Company to Work For in Dallas,” as well as a “Best Company for Career Growth,” “Best Engineering Team,” and “Best Product and Design Team” from Comparably.

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

The compliance of our solutions with these requirements depends on a variety of factors, including the functionality and design of our solutions, the classification of our clients, and the manner in which our clients and their customers or members utilize our solutions. In order to comply with our obligations under these laws, we are required to implement operating policies and procedures to protect the privacy and security of our clients’ and their customers’ or members’ information and to undergo periodic audits and examinations.

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
•the unpredictable, time-consuming and costly nature of our sales cycles;
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
•privacy and data security concerns, data collection and transfer restrictions, contractual obligations, laws, regulations and standards and our processing and use of the PI of end users;
•risks and challenges associated with the development and use of AI technologies;
•intense competition in the markets we serve;
•reliance on the financial services industry as the source of our revenue in the event of any downturn, consolidation or decrease in technological spend in such industry;
•evolving technological requirements and changes and additions to our solution offerings;
•reliance on the development of the market for digital banking solutions;
•regulations and laws applicable to us, our clients and our solutions, including the impact of tariffs and trade policies on us and our clients;

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
•our ability to raise sufficient capital in a timely manner and the resulting dilution and the terms of our Amended Credit Agreement (as defined below);
•unanticipated changes in tax laws or regulations;
•risks from our indebtedness and liabilities;
•our ability to meet certain operating and financial covenants and restrictions under our Amended Credit Agreement (as defined below);
•our ability to raise necessary funds to repurchase the 2030 Convertible Notes (as defined below) or to pay any cash amounts due upon their maturity or conversion of the 2030 Convertible Notes and dilution to our common stock upon the conversion of the 2030 Convertible Notes;
•risks from our accounting method of the 2030 Convertible Notes;
•counterparty risk with respect to the Capped Calls (as defined below);
•future strategic initiatives, including acquisitions of businesses and strategic investments;
•future sales of shares of our common stock, our lack of an intention to pay dividends and significant influence of our principal stockholders;
•provisions in the Indenture (as defined below) delaying or preventing beneficial takeover and anti-takeover and exclusive forum provisions in our governing documents;
•the volatility of the trading price of our common stock;
•risks from actions of activist stockholders or others; and
•significant expenses and administrative burdens as a public company

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

To increase our revenues, we will need to continue to attract new clients and succeed in having our current clients expand the use of our solutions across their institutions. In addition, for us to maintain or improve our results of operations, it is important that our clients renew their subscriptions with us on similar or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including client spending levels, client dissatisfaction with our solutions, decreases in the number of client customers or members, changes in the type and size of our clients, pricing changes, competitive conditions, the loss of our clients to other competitors and general economic conditions. We cannot assure you that our current clients will renew or expand their use of our solutions. If we are unable to attract new clients or retain or attract new business from current clients, our business, financial condition and results of operations may be materially and adversely affected. The growth of our business also depends on our ability to develop and maintain resale agreements with favorable terms for third-party solutions through our Digital Sales and Service Platform agreements. If we are unable to develop and maintain such resale agreements, our business, financial condition and results of operations may be materially and adversely affected.

Growth of our business depends on a strong brand, and any failure to maintain, protect and enhance our brand could hurt our ability to retain or expand our base of clients.

We believe that a strong brand is necessary to continue to attract and retain clients. We need to maintain, protect and enhance our brand in order to expand our base of clients. This will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable services that continue to meet the needs of our clients at competitive prices, our ability to maintain our clients’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our services and platform capabilities from competitive products and services, which we may not be able to do effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. Our brand promotion activities may not generate client awareness or yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our brand. If we are unable to maintain or enhance client awareness in a cost-effective manner, our brand and our business, financial condition and results of operations could be materially and adversely affected.

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

The Alkami Digital Sales & Service Platform integrates with other third-party systems used by our clients, including core processing and payment systems. We do not have formal arrangements with many of these third-party providers regarding our access to their application program interfaces to enable these client integrations. If we are unable to effectively integrate with third-party systems, our clients’ operations may be disrupted, which could result in disputes with clients, negatively impact client satisfaction and materially and adversely affect our business, financial condition and results of operations. Additionally, if we are unable to address our clients’ needs or preferences in a timely fashion or further develop and enhance our solutions, or if a client is not satisfied with the quality of work performed by us or with the technical support services rendered, we could incur additional costs to address the situation, and clients’ dissatisfaction with our solutions could damage our ability to maintain or expand our client base. If the software of such third-party providers has performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our solutions, which could significantly harm our reputation. Moreover, any negative publicity related to our solutions, regardless of its accuracy or whether the ultimate cause of any poor performance actually results from our products or from the systems of our clients, may further damage our business by affecting our reputation and may materially and adversely affect our business, financial condition and results of operations.

If our clients are not satisfied with our digital banking solutions or our systems and infrastructure fail to meet their needs, our business, financial condition and results of operations could be materially and adversely affected.

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

If the use of our digital banking solutions increases, or if our clients demand more advanced features from our solutions, we will need to devote additional resources to improving our solutions, and we also may need to expand our technical infrastructure at a more rapid pace than we have in the past. This would involve spending substantial amounts to increase our cloud services infrastructure, purchase or lease data center capacity and equipment, upgrade our technology and infrastructure and introduce new or enhanced solutions. It takes a significant amount of time to plan, develop and test changes to our infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. There are inherent risks associated with changing, upgrading, improving and expanding our technical infrastructure. Any failure of our solutions to integrate effectively with future infrastructure and technologies could reduce the demand for our solutions, resulting in client dissatisfaction, which could materially and adversely affect our business, financial condition and results of operations. Also, any expansion of our infrastructure would likely require that we appropriately scale our internal business systems and services organization, including implementation and client support services, to serve our growing client base. If we are unable to respond to these changes or fully and effectively implement them in a cost-effective and timely manner, our service may become ineffective, we may lose clients, and our business, financial condition and results of operations could be materially and adversely affected.

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

Additionally, as our clients may use our products for critical transactions, any errors, defects or other infrastructure problems could result in damage to such clients’ businesses. These clients could seek significant compensation from us for their losses, and our insurance policies may be insufficient to cover a claim. Even if unsuccessful, this type of claim may be time-consuming and costly for us. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Defects, errors or other performance problems in the Alkami Digital Sales & Service Platform could harm our reputation, result in significant costs to us, impair our ability to sell our solutions and subject us to substantial liability.

The Alkami Digital Sales & Service Platform is complex and may contain defects or errors when implemented or when new functionality is released, or when we modify, enhance, upgrade and implement new systems, procedures and controls to reflect changes in our business, technological advancements and changing industry trends. From time to time, we have discovered, and may in the future discover, defects or errors in our solutions. Any performance problems or defects in our solutions could materially and adversely affect our business, financial condition and results of operations. Defects, errors or other similar performance problems or disruptions, whether in connection with day-to-day operations or otherwise, could be costly for us, damage our clients’ businesses, harm our reputation and result in reduced sales or a loss of, or delay in, the market acceptance of our solutions. In addition, if we have any such errors, defects or other performance problems, our clients could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation or adverse publicity, which could materially and adversely affect our business, financial condition and results of operations. Additionally, our software utilizes open-source software and any defects or security vulnerabilities in such open-source software could materially and adversely affect our business, financial condition and results of operations.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, in particular Alex Shootman, our Chief Executive Officer, Cassandra Hudson, our Chief Financial Officer, and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We are also dependent on the continued service of our existing development professionals because of the complexity of our solutions, including complexity arising as a result of the regulatory requirements that are applicable to our clients and, to a lesser extent, us, and the pace of technology changes impacting our clients. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause; however, our employment agreements with our named executive officers provide for the payment of severance under certain circumstances. We have also entered into employment agreements with our other executive officers that provide for the payment of severance under similar circumstances as in our named executive officers’ employment agreements. The loss of one or more of our key employees could harm our business.

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

From time to time, we encounter implementation challenges as a result of our clients’ integration and functionality requirements, and when this occurs, we must delay revenue recognition, and in certain circumstances, we may never recognize the revenue, which could materially and adversely affect our business, financial condition and results of operations.

From time to time we face unexpected challenges related to the complexity of our clients’ integration and functionality requirements. Our expenses increase when clients have unexpected data, hardware or software technology challenges, or complex or unanticipated functionality requirements. In addition, our clients typically require complex acceptance testing related to the implementation of our solutions. Implementation delays, whether from implementation challenges or our strategic decisions, may also require us to delay revenue recognition under the related client agreement longer than expected. Further, because we do not fully control our clients’ implementation schedules, if our clients do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties as a result of expansions of project scope or otherwise, our revenue recognition may be delayed and in certain circumstances, we may never recognize the revenue. Losses of registered users or any difficulties or delays in implementation processes could cause clients to delay or forego the implementation or future purchases of our solutions, which could materially and adversely affect our business, financial condition and results of operations.

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

High-quality client support is important to the successful marketing and sale of our solutions and for the renewal of existing client agreements. Providing this level of support requires that our client support personnel have financial services knowledge and expertise, making it difficult for us to hire qualified personnel and scale our support operations. The demand on our client support organization will increase as we expand our business and pursue new clients, and such increased support requirements could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. If we do not help our clients quickly resolve any post-implementation issues and provide effective ongoing client support, our ability to sell additional solutions to existing and future clients could suffer, and our reputation and our business, financial condition and results of operations could be materially and adversely affected.

We may acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments or partnerships.

We have in the past executed and we may in the future consider executing, strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions and other assets. We may also enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to conditions that are beyond our control. In addition, we have limited experience in acquiring other businesses, and the market reaction to our acquisitions may be unfavorable, which may impact our stock price. If an acquired business fails to meet our expectations, our business, financial condition and results of operations could be materially and adversely affected. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring an additional business, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•an inability to integrate or benefit from acquired technologies or services;
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

Any of our operating facilities or infrastructure may be harmed or rendered inoperable by natural or man-made disasters, including hurricanes, tornadoes, wildfires, floods, earthquakes, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, such as the COVID-19 pandemic, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Various environmental and social pressures, including climate change, may increase the frequency or intensity of such disasters or contribute to chronic changes that may have similar impacts. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could harm our reputation and materially and adversely affect our business, financial condition and results of operations, and our disaster recovery plans may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur, and if such events become more frequent it may adversely impact the cost or availability of insurance going forward. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our third-party providers, including AWS, may be harmed or rendered inoperable by such natural or man-made disasters, which could cause disruptions, difficulties or otherwise materially and adversely affect our business, financial condition and results of operations.

Our use and reliance upon technology and development resources in India may expose us to unanticipated costs and liabilities, which could affect our ability to realize cost savings from our technology operations in India.

We have expanded our presence abroad by establishing a subsidiary in India during 2024. We may face challenges related to regulatory compliance, tariffs, tax implications, labor laws, currency fluctuations, and operational scaling in the future. Our current and potential future operations in India are subject to certain risks, including:

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

There is increased scrutiny from investors, clients, policymakers, and other stakeholders regarding companies’ management of climate change, human capital, and various other environmental and social matters. While we may from time to time engage in initiatives to manage such matters and address stakeholder expectations, such initiatives can be costly and may not have the desired effect. For example, many environmental and social initiatives leverage methodologies, standards, and data that are complex and continue to evolve. Moreover, various stakeholders have different, and at times conflicting, expectations. Regulatory expectations are likewise not uniform, which may increase the cost or complexity of compliance. Addressing stakeholder expectations can result in a diversion of resources and management attention, and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing governmental laws or requirements, may result in reputational harm, issues attracting and retaining employees or clients, regulatory or investor engagement, or other adverse impacts to our business.

Risks Relating to Cybersecurity, Data Privacy and Artificial Intelligence

A breach or other compromise of our security measures or those of third parties we rely on could materially and adversely impact our reputation, business, financial condition and results of operations.

We rely heavily on hardware, software, technology infrastructure, digital networks and a range of other information technology systems for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on IT Systems and related services that are operated, managed, integrated or otherwise provided by a host of third-party service providers, vendors, and business partners. In addition, certain elements of our solutions process and store PI, including banking and payment data and other PI regarding our clients’ customers or members, such as social security numbers, and we may also have access to PI during various stages of the implementation process or during the course of providing client support. We, like other organizations, particularly in the financial technology sector, are vulnerable to and have experienced cybersecurity attacks, insider threats and other incidents that threaten the confidentiality, integrity and availability of critical IT Systems and PI or other information regarding clients, client customers or members, vendors, employees, third-party providers, or our company and business. While to date no attacks or incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Information security risks for banking and technology companies such as ours have significantly increased in recent years, in part because of the proliferation of new technologies, such as AI, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Because of our position in the financial services industry, we expect to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity also heighten information security threats and attacks by affected jurisdictions and their sympathizers.

Violations of our policies, procedures and technological safeguards and administrative controls designed to protect our IT Systems and applications have occurred in the past, and there can be no assurance that our cybersecurity risk management program and processes (or those of our third-party providers or partners) will prevent damage to, or interruption or breach of, our IT Systems and operations. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, it is impossible to comprehensively secure IT Systems or the data and PI we maintain or use in our business, and we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of data or PI, other security events that impact the confidentiality, integrity or availability of data, PI or our IT Systems, or the related costs of mitigating the consequences from such events. Additionally, we cannot guarantee that our insurance coverage would be sufficient to cover all losses or that relevant insurance will be available in the future on economic terms or at all.

Further, the Alkami Digital Sales & Service Platform involves flexible and complex software solutions, which by their very nature are subject to misconfigurations, implementation errors, “bugs,” defects or other security vulnerabilities. And, given the scanning tools we deploy in our broader network environment, we regularly identify, track and patch security vulnerabilities but are unable to comprehensively apply patches or mitigating measures or ensure that patches or measures will be applied before vulnerabilities can be exploited by a threat actor. We have experienced unlawful attempts to disrupt or gain access to our IT Systems, and we are vulnerable to future attacks that may result in unauthorized access to or disclosure of client customer or member PI or other data and disruption of our or our clients’ operations. We cannot anticipate or prevent all techniques used by threat actors to obtain unauthorized access or to sabotage systems or implement adequate preventative measures. Additionally, we and client customers or members integrate our solutions with certain third-party systems used by our clients, which have access to PI and other data about our clients. Our ability to monitor such third parties’ security measures is limited, and an exploited vulnerability in a third-party system with which we integrate could result in a disruption to our IT Systems or unauthorized access to or disclosure, modification, misuse, loss or destruction of our clients’ and client customers’ or members’ PI and other data, including our business information. Any of the foregoing could result in a material adverse effect on our business, reputation, financial condition and results of operations.

In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to deliver our solutions to our clients and their customers or members, we rely heavily on the data security technology practices and policies adopted by these third-party providers. Such third-party providers have access to PI and other data about our clients and employees, and some of these providers in turn subcontract with other third-party providers. Our ability to monitor our third-party providers’ data security is limited. An exploited vulnerability in our third-party providers’ software or systems, a failure of our third-party providers’ safeguards, policies or procedures, or a breach of a third-party provider’s software or systems could result in a material compromise to the confidentiality, integrity or availability of our IT Systems or the data housed in our third-party solutions. Due to the size and complexity of our technology platform and services, the amount of PI and other data that we store and the number of clients, employees and third-party providers with access to PI and other data, we are vulnerable to a variety of cybersecurity attacks and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations. In addition, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity risks.

Cybersecurity attacks and other malicious internet-based activity continue to increase, evolve in nature and become more sophisticated, and providers of digital products and services have been and are expected to continue to be targeted. We have incorporated and will likely continue to incorporate AI/machine learning solutions and features within our business, which gives rise to additional and evolving cybersecurity risks. Furthermore, the use of generative AI has made it easier for threat actors to develop and evolve attacks. Threats to our IT Systems and those of our third-party providers or clients include those resulting from human error, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, ransomware, social engineering attacks, employee theft, unauthorized access or misuse and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. We have acquired and will likely continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to additional cybersecurity, operational, and financial risks.

Any cybersecurity attacks, security breaches, phishing attacks, ransomware attacks, computer malware, computer viruses, computer hacking attacks, unauthorized access, coding or configuration errors or similar incidents experienced by us or our third-party providers could result in material operational disruptions and the material loss, compromise or corruption of client or client customer or member data (including PI) or data we rely on to provide our solutions, including our analytics initiatives and offerings, and impair our ability to provide our solutions and meet our clients’ requirements, resulting in decreased revenues and otherwise adversely affecting our business, financial condition and results of operations. Any such incidents may also result in regulatory investigations and orders, litigation (including class actions), disputes, investigations, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations. Also, our reputation could suffer irreparable harm, causing our current and prospective clients to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and materially and adversely affect our business, financial condition and results of operations.

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

If we are not able to detect and identify activity on our platform that might be nefarious in nature or design processes or systems to reduce the impact of similar activity at a third-party provider, our clients and/or clients’ customers or members could suffer material harm, including because many of our products and services are integrated with or connected to our clients’ systems and processes. In such cases, we could face exposure to legal claims, particularly if the client and/or client customer or member suffered actual harm. We cannot ensure that any limitations of liability provisions in our client and user agreements, contracts with third-party providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition and results of operations.

In addition, our clients contractually require notification of certain data security compromises and include representations and warranties in their contracts with us that our solutions comply with certain legal and technical standards related to data security and privacy and meet certain service levels. In our contracts, a data security compromise or operational disruption impacting us or one of our critical vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a client’s right to terminate its contract with us. In these circumstances, it may be difficult or impossible to cure such a breach in order to prevent clients from terminating their contracts with us.

Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. and foreign laws, regulations and industry standards related to data privacy, security and protection could materially and adversely affect our business, financial condition and results of operations.

In operating our business and providing services and solutions to our clients, we collect, use, store, transmit and otherwise process sensitive employee and client data, including PI regarding client customers or members and other individuals, in and across multiple jurisdictions, including at times, across national borders. As a result, we are subject to a variety of laws and regulations in the United States, Europe and around the world, as well as contractual obligations and industry standards, regarding data privacy, security and protection. In many cases, these laws, regulations and industry standards apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiary and other parties with which we have commercial relationships.

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

In addition, every state in which we operate (and the District of Columbia) has laws that protect the privacy and security of sensitive and personal information. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted CCPA which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights, including the right to access and delete certain personal information, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches involving defined categories of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA also created a new state agency vested with authority to implement and enforce the CCPA. The effects of existing state legislation, including the CCPA, are significant and have required and may require us in the future to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. In addition, new privacy and security legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies

Internationally, many jurisdictions have established their own data privacy and security legal framework with which we or our clients may need to comply as client customers or members travel outside of the United States, including, but not limited to, the United Kingdom (“UK”) and the European Union (“EU”). The UK’s and EU’s data protection landscape is continuing to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. The UK and EU have adopted a General Data Protection Regulation (“GDPR”), which contains numerous requirements and changes from existing law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. In particular, under the EU GDPR, fines of up to 20 million euros or up to 4% of the annual global revenues of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by clients and data subjects.

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

AI presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data, increasing our regulatory and compliance burden and increasing competition.

As with many technological innovations, AI presents opportunities for enhanced productivity and innovation, but also presents risks and challenges that could impact our business. Issues in the development and use of AI, combined with an uncertain regulatory environment and emerging ethical issues, may result in reputational harm, liability or other adverse consequences to our business operations. We currently incorporate AI technologies into our operations and certain of our products, and we may continue to adopt and integrate AI, including generative AI, into our operations and products in the future for specific use cases. Additionally, our employees, vendors and third-party partners may use AI to perform their work. Our vendors could in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. If we, our vendors, or our third-party partners experience an actual or perceived data breach or cybersecurity incident because of the use of AI, we may lose valuable intellectual property, personal data and/or confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, subject us to legal liability, result in the loss of valuable property and information, and adversely impact our business.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. For example, AI systems can present risks of bias, errors and false or “hallucinatory” inferences or outputs. Furthermore, if the content, analyses, or recommendations that AI systems assist in producing are, or are alleged or perceived to be inaccurate, deficient, or biased, our reputation, competitive position, business, financial condition, and results of operations may be adversely affected. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools. Any of these effects could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

We use AI technologies licensed from third parties, including in our products, and our ability to continue to use such third-party AI at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our products and programs or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our products may become less appealing to our clients and our business may be adversely affected. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our products, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

The regulatory framework for AI is rapidly evolving as many federal, state and foreign government bodies and agencies have enacted or are currently considering laws and regulations governing AI. Additionally, existing laws and regulations may be interpreted or enforced in ways that would affect our use of AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our business or how we will respond to these laws or regulations. In the U.S., states have enacted various laws regulating different aspects of AI. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes. In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, establishing a comprehensive, risk-based governance framework for AI in the EU, with the majority of its substantive requirements becoming applicable August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and—depending on the AI use case—includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models. Any or all of the foregoing regulatory developments could affect our use of AI and our ability to provide, improve or commercialize our services, require changes to our operations and processes, and materially adversely affect our business, results of operations, and financial condition. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.

In addition, our competitive position could be harmed if we fail to adopt and integrate AI effectively into our operations and product offerings. While we believe that AI technologies present opportunities for improving our operations and enhancing our product offerings, the successful implementation of AI technology requires significant investment in talent, infrastructure, and ongoing research and development. Developing, testing and deploying AI systems may also increase the cost profile of our products due to the nature of the computing costs involved in such systems. Market acceptance, understanding, and valuation and consumer perceptions of platforms, products, and programs that incorporate AI technologies are uncertain and the perceived value of AI technologies could be inaccurate. Misjudging the convergence of AI with our business needs may lead to inefficiencies or obsolescence of our services or products. Further, if our use of AI technologies is restricted or limited due to legal or regulatory requirements or becomes controversial due to implementation or emerging ethical issues, our service offerings may be impacted, our business may be less efficient, we may suffer brand or reputation harm or we may be at a competitive disadvantage.

Our future success will depend, in part, on our ability to leverage AI responsibly, effectively and in compliance with laws and regulations. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

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

Potential clients may also prefer to continue their relationship with their existing partner rather than change to a new partner regardless of product performance or features. As a result, even if the features of the Alkami Digital Sales & Service Platform are superior, clients may not purchase our solution. In addition, innovative start-up companies, and larger companies that are making significant investments in research and development, may develop similar or superior products and technologies that compete with our solutions. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their market position. As a result, our current or potential competitors might be able to adapt more quickly to new technologies and client customer or member needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, or develop and expand their product and service offerings more quickly than we can. Further, conditions in our industry could change rapidly and significantly as a result of technological advancements. These competitive pressures in our market or our failure to compete effectively may result in price reductions, reduced revenues and gross margins and loss of market share. If our clients do not renew their subscriptions for our solutions on similar or more favorable terms to us, our revenues may decline and it could have a material and adverse effect on our business, financial condition and results of operations.

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

The market for our solutions is characterized by rapid technological advancements, changes in client requirements and technologies, frequent new product introductions and enhancements and changing regulatory requirements. The life cycles of our solutions are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors or large FIs could undermine our current market position. Other means of digital banking may be developed or adopted in the future, and our solutions may not be compatible with these new technologies. In addition, the technological needs of and services provided by, FIs may change if they or their competitors offer new services to account holders. Maintaining adequate research and development resources to meet the demands of the market is essential. The process of developing new technologies and solutions is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies, such as AI and machine learning technologies, or the emergence of new technologies or solutions in the broader financial services industry could render our solutions obsolete or less effective. Advances in AI may allow FIs to develop solutions internally rather than license third-party platforms such as ours, which could further reduce demand for our solutions.

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

If the market for digital banking solutions develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer, and our business, financial condition and results of operations could be materially and adversely affected.

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

Our products are marketed to and used by FIs, who are subject to extensive laws and regulations regarding the business functions and activities performed on our software solutions. Changes to any applicable statutes, regulations, rules or policies, including the interpretation or implementation of statutes, regulations, rules or policies could affect us in substantial and unpredictable ways, including limiting the types of software products we may offer and increasing the ability of third parties to offer competing services and products to FIs. Assuring that our products adapt to changes in the compliance obligations or expectations of our clients requires significant expense and devotion of resources on our part, which may adversely affect our ability to operate profitably.

Our clients and prospective clients, as FIs, are highly regulated and are generally required to comply with stringent regulations in connection with managing their vendors, in particular those that are performing business functions that our solutions address. As a provider of technology services to such FIs, we may in the future be subject to examination by various federal and state regulatory agencies, including those agencies that comprise the FFIEC, and we are also required to review and perform due diligence on certain of our third-party providers. Matters subject to review and examination by the FFIEC, federal and state regulatory agencies and external auditors include, but are not limited to, our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities and the design of our solutions, as well as our systems and technical infrastructure, our information security and notification obligations, our cybersecurity posture, our business recovery planning, our management and our financial condition. In addition, while we are not regulated by the NCUA, as a result of our registration as a CUSO, we are subject to disclosure, annual reporting and other requirements imposed by the NCUA. In addition, the Dodd-Frank Act granted the CFPB authority to promulgate rules and interpret certain federal consumer financial protection laws, some of which apply to the solutions we offer to our clients. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to an FI offering consumer financial products and services. While many of our operations are not directly subject to the same regulations applicable to FIs, we are legally and contractually obligated to our clients to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. Changes to any applicable statutes, regulations, rules or policies, including the interpretation or implementation of statutes, regulations, rules or policies, could affect us in substantial and unpredictable ways, including limiting the types of software products we may offer and increasing the ability of third parties to offer competing services and products to FIs. Compliance with current or future digital accessibility, privacy, data protection and information security laws to which we or our FI clients are subject could result in higher compliance and technology costs and could restrict our ability to fully exploit our capabilities or provide certain products and services, which could materially and adversely affect our ability to operate profitably. Our failure to offer products and solutions that directly or indirectly comply with such laws, including as interpreted and applied by courts and regulators, could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions and damage to our reputation and our brand. In recent years, there has been increasing enforcement activity in the areas of digital accessibility, privacy, data protection and information security in various markets in which our clients operate.

For example, as a result of obligations under our client contracts, we are required to comply with certain provisions of the GLBA related to the privacy of consumer information and may be subject to other privacy, security and digital accessibility requirements because of the solutions we provide to FIs. We may also be subject to other laws because of the solutions we provide to FIs. Any inability to satisfy regulatory or contractual expectations in connection with applicable regulations and guidance could adversely affect our ability to conduct our business, including attracting and maintaining clients, require significant costs to correct, harm our reputation, or lead to liability to third parties, including our clients or their consumers. Further, if we have to make changes to our internal processes and solutions as result of applicable regulations or guidance or findings from examinations, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency or gap.

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

Following any such release, we cannot be certain that clients will comply with the restrictions on their use of the source code, and we may be unable to monitor and prevent unauthorized disclosure of such source code by clients. Additionally, following any such release, clients may be able to create derivative works based on our source code and may own such derivative works. Any increase in the number of people familiar with our source code as a result of any such release may also increase the risk of a successful hacking attempt. Each of these could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, third parties may assert, and in the past have asserted, claims of infringement, misappropriation or other violation of intellectual property rights against us and FIs with whom we do business. For instance, a large financial services company successfully enforced certain patents related to the use of remote deposit capture technology--a process that virtually every FI offers to its end users. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit and regardless of the outcome, could cause us to incur substantial costs defending against the claim, distract our management from our business, require us to redesign or cease use of such intellectual property, pay substantial amounts to satisfy judgments or settle claims or lawsuits, pay substantial royalty or licensing fees, or satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships. The outcome of any allegation is often uncertain. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages, and we could lose license rights that are critical to our business.

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

Risks Relating to our Financial Results, Operating History, Indebtedness and Capital Structure

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
•new government regulations;
•changes in trade policies and restrictions, including tariffs;
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

Since inception, we have incurred net losses as we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our solutions and client support resources and for research and development. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do increase our revenues, we may not be able to achieve, maintain or increase our profitability. We intend to continue to expend significant resources to support further growth and extend the functionality of our solutions, expand our sales and product development headcount and increase our marketing activities. We will also face increased costs associated with growth, the expansion of our client base, regulatory compliance and information security and the costs of being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our increased operating expenses. We expect to incur losses for the foreseeable future as we continue to invest in product development and marketing, and we cannot predict whether or when we will achieve or maintain profitability. If we are unable to achieve and maintain profitability, the value of our business and common stock may significantly decrease, and our business, financial condition and results of operations may be materially and adversely affected.

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

We also have incurred debt pursuant to our Amended Credit Agreement (as defined below), and the Indenture (as defined below) and the lenders have rights senior to holders of common stock to make claims on our assets. The terms of our Amended Credit Agreement and the Indenture could restrict our operations, and we may be unable to service or repay the debt.

Furthermore, if we issue additional equity securities or some or all of the 2030 Convertible Notes are converted, stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to incur debt or issue securities in a future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the impact any future incurrence of debt or issuance of equity securities will have on us. Any future incurrence of debt or issuance of equity securities could adversely affect the value of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial net operating losses (“NOLs”) during our history. Under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a corporation, as well as changes in ownership arising from new issuances of stock by the corporation. Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other pre-change tax attributes if we undergo a future ownership change. We have experienced ownership changes in the past and could experience one or more ownership changes in the future, some of which changes may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. In addition, a portion of our NOLs generated in prior periods, if not utilized, will begin to expire in 2034 and 2027 for federal and state purposes, respectively. The remainder of our federal NOL carryforwards, which do not expire and will carry forward indefinitely until utilized, are limited to offset 80% of our taxable income in such taxable year. The remainder of our indefinite state NOLs are subject to varying limitations determined by the respective states. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Unanticipated changes in tax laws or regulations could have an adverse effect on our business and results of operations.

We are subject to federal, state, and local income taxes. Our future effective tax rate could be affected by changes in the valuation of our deferred tax assets and liabilities, certain non-deductible expenses related to acquisitions, and changes in federal, state, or local tax laws or their interpretation. If such changes take place, there is a risk that our effective tax rate may be favorably or unfavorably affected, impacting our results of operations. The Trump administration has proposed or implemented a number of changes to the U.S. tax system. Many remain unclear or undeveloped, and we are unable to predict the effects of these proposals, if adopted, on our tax liabilities. Additionally, an increasing number of states have adopted laws or administrative practices that impose new taxes on all or a portion of gross revenue or impose additional tax collection obligations on out-of-state companies. Each jurisdiction has different rules and regulations governing sales and use, consumption, and similar taxes. These rules are subject to varying interpretation and could be changed, modified, or applied adversely to us as a result of factors outside of our control. One or more states where we do not collect taxes may successfully assert that such taxes are applicable, which could result in material tax assessments, including for past sales, as well as penalties and interest.

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

In March 2025, we issued $345 million principal amount of our 1.50% Convertible Senior Notes due 2030 (the “2030 Convertible Notes” or “Notes”) pursuant to an indenture (the “Indenture”), dated as of March 13, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

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

In accordance with applicable accounting standards, the 2030 Convertible Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2030 Convertible Notes, net of discount and issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which are amortized into interest expense over the term of the 2030 Convertible Notes. As a result of this amortization, the interest expense recognized for the 2030 Convertible Notes for accounting purposes is greater than the cash interest payments, which results in higher reported losses.

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

We are subject to counterparty risk with respect to the Capped Calls.

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

We have acquired several businesses since our inception, and we may acquire additional businesses in the future. Future acquisitions may require additional debt or equity financing, which could be dilutive to our existing stockholders or negatively affect our financial metrics. Even if we complete acquisitions, there are many factors that could affect whether such acquisition will be beneficial to our business, including, without limitation:

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

Our directors, officers and other principal stockholders, in the aggregate, beneficially owned approximately 41% of the outstanding shares of Alkami as of December 31, 2025. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing a significant corporate transaction, including an acquisition, divestiture, or merger. This influence over our affairs could, under some circumstances, be adverse to the interests of the other stockholders.

Provisions in the Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2030 Convertible Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to certain exceptions, noteholders will have the right to require us to repurchase their 2030 Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2030 Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

The trading price of our common stock has been and may continue to be volatile.

The trading price of our common stock has fluctuated, and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control and may not be related to our operating performance, including:

•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of technology companies in general and of companies in our industry, including due to impacts or perceived impacts of AI;
•actual or anticipated changes in our results of operations or fluctuations in our operating results;
•whether our operating results meet the expectations of securities analysts or investors;
•issuance of new or updated research or reports by securities or industry analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;
•cessation of coverage of our company or failure to publish reports on our company by one or more securities or industry analysts;
•actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both;
•general economic conditions and trends, including the impact of interest rates on the overall stock market and the market for technology company stocks;
•major catastrophic events;
•sales of large blocks of our stock; or
•departures of key personnel.

In several recent situations where the price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the issuer. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our business, operating results and financial condition.

Our business could be negatively affected as a result of actions of activist stockholders or others.

We are at times subject to actions or proposals from activist stockholders or others, and these may not align with our business strategies or the interests of our other stockholders. As a result, we could incur significant expenses related to stockholder matters in the future. Such activist stockholders frequently propose to involve themselves in the governance, strategic direction and operations of companies, including companies’ efforts regarding environmental, sustainability and governance standards. Responding to actions from activist stockholders can be costly and time-consuming, disrupt our business and operations, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential clients, and may affect our relationships with current clients, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting of stockholders would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

We incur significant expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.

As a public company, we incur significant legal, accounting, administrative and other costs and expenses. Compliance with rules and regulations applicable to public companies may increase our costs, make some activities more time-consuming, and divert management’s attention from operational and other business matters to devote substantial time to these public company requirements.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. If we identify any issues in complying with public company reporting requirements (for example, if our financial systems prove inadequate or we or our auditors identify deficiencies in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. While we have documented and assessed our internal controls, we continue to evaluate opportunities to further strengthen the effectiveness and efficiency of our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment and annual independent registered public accounting firm attestation reports of the effectiveness of our internal control over financial reporting. If we make additional acquisitions, we will need to similarly assess and ensure the adequacy of the internal financial and accounting controls and procedures of such acquisitions. If we fail to maintain proper and effective internal controls, including with respect to acquired businesses, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our common stock.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This situation could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We may be required to invest additional resources to comply with evolving laws, regulations and standards. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate investigations, inquiries, administrative proceedings or legal proceedings against us and our business may be adversely affected. Additionally, proposals submitted by stockholders at our annual meeting or other advocacy efforts by stockholders and third parties also may prompt additional changes in governance and reporting requirements, which could further increase our costs.

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

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process for partners and vendors based on each partner’s or vendor’s respective risk profile and level of criticality to our operations.

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

    Our CISO and CCO are members of the management team and are primarily responsible for assessing and managing our material risks from cybersecurity threats, as well as our overall cybersecurity risk management program. Our CISO is responsible for supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO’s experience includes over 15 years of helping to build global cybersecurity programs in companies ranging from Fortune 500 to high-growth middle stage entities. Our CCO, who is responsible for our technology risk management program, has over 30 years of experience building and leading risk management and compliance programs in large institutions across multiple geographies.

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

As of December 31, 2025, we had 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between April 14, 2021 (the date of our IPO) and December 31, 2025, with the cumulative total return of the S&P 1500 Application Software Index (“SP1500 ASI”) and the Russell 2000 Index (“RUT”). This graph assumes the investment of $100 at the closing stock price on April 14, 2021 in our common stock and the S&P 1500 Application Software Index and Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2025.

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

A discussion regarding our financial condition and results of operation for the fiscal year ended December 31, 2025, compared to the fiscal year ended December 31, 2024, is presented below. A discussion regarding our financial condition and results of operations for fiscal year ended December 31, 2024, compared to the fiscal year ended December 31, 2023, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025.

Overview

Alkami is a cloud-based digital sales and service platform provider. We inspire and empower community, regional and super-regional financial institutions (“FIs”) to compete with large, technologically advanced and well-resourced banks in the United States. Our solution, the Alkami Digital Sales & Service Platform, consisting of the Alkami Digital Banking Platform, Onboarding & Account Opening, and Data & Marketing, allows FIs to onboard, engage and grow new users, accelerate revenues and meaningfully improve operational efficiency, all with the support of a proprietary, true cloud-based, multi-tenant architecture. We cultivate deep relationships with our clients through long-term, subscription-based contractual arrangements, aligning our growth with our clients’ success and generating an attractive unit economic model.

Alkami was founded to help level the playing field for FIs. Since then, our vision has been to create a platform that combines premium technology and fintech solutions in one integrated ecosystem, delivered as a software-as-a-service (“SaaS”) solution and providing our clients’ account holders with a single point of access to all things digital. We have invested significant resources to build a technology stack that prioritized innovation velocity and speed-to-market given the importance of product depth and functionality in winning and retaining clients. In October 2020, we acquired ACH Alert, LLC (“ACH Alert”) to pursue adjacent product opportunities, such as fraud prevention and to expand our addressable market. In April 2022, we acquired Segmint, Inc. (“Segmint”), a leading cloud-based financial data analytics and transaction data cleansing provider. In March 2025, we acquired Fin Technologies, Inc., dba MANTL (“MANTL”), to provide onboarding, account opening, and loan origination solutions that allow FIs to acquire commercial, business and retail customers through a variety of channels for deposit account and loan types.
During 2024, we established a new subsidiary in India to support potential future operational needs. While our presence in India has grown since 2024, these operations remain immaterial to our consolidated financial statements as of December 31, 2025.

Our domain expertise in retail and business banking has enabled us to develop a suite of products tailored to address key challenges faced by FIs. Due to our architecture, adding products through our single code base is fast, simple and cost-effective. The key differentiators of the Alkami Digital Sales & Service Platform include:

•User experience: Personalized and seamless digital experience across user interaction points, including desktop, mobile, chat and SMS, establishing durable connections between FIs and their customers or members.

•Integrations: Scalability and extensibility driven by more than 300 real-time integrations to back-office systems and third-party fintech solutions as of December 31, 2025, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back-office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content, and other areas of monetization.

The Alkami Digital Banking Platform allows us to offer an end-to-end set of software solutions. Our typical relationship with an FI begins with a set of core functional components, which can expand over time to include a rounded suite of products across onboarding and account opening, marketing, data insights, account management, payments and receivables, admin, risk and reporting, business and commercial banking, retail banking, financial analytics, and extensibility.

We primarily go to market through an internal sales force. Given the long-term nature of our Alkami Digital Banking Platform contracts, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our Alkami Digital Banking Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of December 31, 2025. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. In these cases, our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer or member penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the years ended December 31, 2025, 2024, and 2023, our total revenues were $443.6 million, $333.8 million, and $264.8 million, respectively, representing a growth rate of 32.9% from 2024 to 2025 and 26.1% from 2023 to 2024. SaaS subscription revenues, as further described below, represented 95.0%, 95.6%, and 95.3% of total revenues for the years ended December 31, 2025, 2024, and 2023, respectively. We incurred net losses of $47.7 million, $40.8 million, and $62.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, largely due to significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

Merger with MANTL. On March 17, 2025, the Company consummated its previously announced merger with MANTL, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated February 27, 2025, with MANTL surviving as a wholly owned subsidiary of the Company. MANTL provides onboarding and account opening solutions that allow FIs to acquire commercial, business and retail customers through a variety of channels for many deposit account types. The aggregate consideration paid in exchange for all of the outstanding equity interests of MANTL was approximately $375 million, net of cash acquired. Approximately $9.1 million of the consideration was placed into escrow to secure certain post-closing indemnification obligations in the Merger Agreement. See Note 3 to the Notes to the Consolidated Financial Statements for additional details.

Third Amendment to Amended and Restated Credit Agreement. In connection with the acquisition of MANTL, on February 27, 2025, the Company entered into a Third Amendment (the “Third Amendment”) to its Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended, the “Amended Credit Agreement”), which, among other things, extended the maturity date of the Revolving Facility (as defined below), increased the amount of the Revolving Facility commitment, extended the Financial Covenant Trigger Date (as defined therein), reduced the applicable interest rate margins, permitted the acquisition of MANTL pursuant to the terms of the Merger Agreement, permitted certain convertible indebtedness and equity derivative transactions, subject to certain restrictions, and modified certain covenants. See Note 8 to the Notes to the Consolidated Financial Statements for additional information.

Issuance of Convertible Senior Notes. On March 13, 2025, the Company issued $345 million principal amount of its 1.50% Convertible Senior Notes due 2030 (the “2030 Convertible Notes” or “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 13, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Pursuant to the purchase agreement between the Company and the representatives of the initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes are first issued, up to an additional $45 million principal amount of Notes. The Notes issued on March 13, 2025 include $45 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option. See Note 8 to the Notes to the Consolidated Financial Statements.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of December 31, 2025, we served 301 FIs through the Alkami Digital Banking Platform and over 960 clients when including unique clients only subscribing to one or a combination of ACH Alert, Segmint, or MANTL products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

Deepening Client Customer or Member Penetration. We primarily generate revenues through a per-registered-user pricing model. Once we onboard a client, our ability to help drive incremental client customer or member digital adoption translates to additional revenues with very limited additional spend. Our FI clients are incentivized to market and encourage digital account sign-up based on identifiable improvement in customer engagement, as well as discounts received based on certain levels of customer or member penetration. We expect to continue to support digital adoption by client customers or members through continued investments in new products and platform enhancements. Our future success will depend on our ability to continue to deepen client customer or member penetration.

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer or member. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 300 integrations as of December 31, 2025 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had 30 client renewals in the year ended December 31, 2025. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 26.7% of our revenues for the year ended December 31, 2025. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

We derive substantially all of our revenues from SaaS subscription services charged for the use of our digital sales and service solution. Our client relationships are predominantly based on multi-year contracts for the Alkami Digital Banking Platform that have had an average contract life of approximately 70 months as of December 31, 2025. Subscription services are recognized over time on a ratable basis over the client agreement term beginning on the date our solution is made available to our client. The promised consideration may include fixed or variable amounts. Our clients with enterprise license contracts are invoiced on an agreed upon monthly rate throughout the contract term, which may include fixed monthly or annual rate escalations. Fixed dollar or percentage escalations that are not based on registered users are considered part of the fixed transaction price and recognized on a straight-line basis over the SaaS subscription period evenly. The majority of our client contracts are based on registered users, which we invoice monthly a contractual minimum fee for each licensed solution. In addition, we invoice monthly an additional subscription fee for the number of registered users using each solution and the number of bill-pay and certain other transactions those registered users conduct through our Digital Banking Platform in excess of their contractual client minimum commitments. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer or member penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services, which are recognized on a straight-line basis over the contract term.

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

The following disaggregates our revenues for the years ended December 31, 2025, 2024, and 2023 by major source:

	Year ended December 31,
	2025	2024	2023
(in thousands)
SaaS subscription services	$421,674	$319,243	$252,348
Implementation services	12,596	7,604	8,488
Other services	9,369	7,002	3,995
Total revenues	$443,639	$333,849	$264,831

See Note 5 of the Notes to the Consolidated Financial Statements for additional detail.

Cost of Revenues and Gross Margin

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses, stock-based compensation, travel, and related costs for employees supporting SaaS subscription, implementation and other services. This includes the costs of our implementation, client support, development personnel responsible for maintaining and releasing updates to our Platform, as well as third-party cloud-based hosting services. Cost of revenues also includes the direct costs of bill-pay services and other third-party intellectual property included in our solutions, the amortization of acquired technology, the amortization of capitalized internal use software, and depreciation.

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

We intend to continue to increase our investments in our implementation, client support teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the years ended December 31, 2025, 2024, and 2023 was 57.8%, 58.9%, and 54.4%, respectively.

The major components of cost of revenues are represented in the following table as percentages of revenues for the years ended December 31, 2025, 2024, and 2023, respectively:

	Year ended December 31,
(Cost component as a % of revenue)	2025	2024	2023
Third-party hosting services	5.2%	5.9%	7.5%
Direct costs of bill-pay and other third-party intellectual property	18.9%	18.2%	17.4%
Implementation and client support teams	8.9%	9.6%	12.7%
Development team (maintenance and updates)	2.9%	3.6%	3.3%
Amortization	4.4%	2.2%	2.5%
Stock-based compensation	1.9%	1.6%	2.1%
Depreciation	—%	—%	0.1%

Operating Expenses

Research and Development. Research and development costs consist primarily of personnel-related costs for our engineering, information technology and product employees, including salaries, bonuses, other incentive-related compensation, employee benefits and stock-based compensation. In addition, we also include third-party contractor expenses, software development and testing tools, allocated corporate expenses and other expenses related to developing new solutions and upgrading and enhancing existing solutions. We expect research and development costs to increase as we expand our platform with new features and functionality, as well as enhance the existing Alkami Digital Sales & Service Platform.

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

General and Administrative. General and administrative expenses consist primarily of personnel-related costs for our executive, finance, legal, human resources, information technology, security and compliance and other administrative employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. General and administrative expenses also include accounting, auditing and legal professional services fees, secondary offering related expenses, stockholder matters related expenses, travel and other unallocated corporate-related expenses, such as the cost of our facilities, employee relations, corporate telecommunication and software. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees. However, we expect that general and administrative expenses will decrease as a percentage of revenue over the long term.

Acquisition-Related Expenses. Acquisition-related expenses are primarily related to insurance, legal, consulting and professional fees incurred for the acquisition of MANTL.

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

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income from our cash balances, interest expense from borrowings under our Revolving Facility and 2030 Convertible Notes, amortization of debt discount and deferred debt costs, unrealized gains or losses on marketable securities and realized gains on sales of marketable securities.

(Benefit from) Provision for Income Taxes

Our effective tax rate differs from the statutory tax rate primarily due to the impact of the valuation allowance against our deferred tax assets and state tax expense. As a result of our valuation allowance, (benefit from) provision for income taxes consists primarily of state income taxes and deferred taxes related to the tax amortization of acquired goodwill, offset by a deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the MANTL business combination. See Notes 3 and 10 of the Notes to the Consolidated Financial Statements for further information.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this filing. The following table presents our selected consolidated statements of operations data for the years ended December 31, 2025, 2024, and 2023.

	Year ended December 31,
($ in thousands, except share and per share amounts)	2025	2024	2023
Revenues	$443,639	$333,849	$264,831
Cost of revenues(1)(2)	187,040	137,219	120,720
Gross profit	256,599	196,630	144,111
Operating expenses(2):
Research and development	118,396	96,211	84,661
Sales and marketing	80,141	59,765	48,557
General and administrative	100,892	83,650	72,900
Acquisition-related expenses	3,463	195	263
Amortization of acquired intangibles	5,688	1,435	1,435
Loss on impairment of intangible assets	1,655	—	—
Total operating expenses	310,235	241,256	207,816
Loss from operations	(53,636)	(44,626)	(63,705)
Non-operating income (expense):
Interest income	4,160	4,560	8,095
Interest expense	(9,486)	(461)	(7,384)
Gain on financial instruments	—	—	534
Loss on extinguishment of debt	—	—	(409)
Loss before income taxes	(58,962)	(40,527)	(62,869)
(Benefit from) provision for income taxes	(11,310)	308	44
Net loss	$(47,652)	$(40,835)	$(62,913)
(1) Includes amortization of acquired technology of $16.6 million, $5.4 million, and $5.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2) Includes stock-based compensation expenses as follows:

	Year ended December 31,
($ in thousands)	2025	2024	2023
Cost of revenues	$8,260	$5,366	$5,584
Research and development	22,510	17,279	15,995
Sales and marketing	13,535	9,049	7,220
General and administrative	35,793	27,743	22,432
Total stock-based compensation expenses	$80,098	$59,437	$51,231

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Year ended December 31,
($ in thousands)	2025	2024	2023
Net loss	$(47,652)	$(40,835)	$(62,913)
(Benefit from) provision for income taxes	(11,310)	308	44
Gain on financial instruments	—	—	(534)
Interest expense (income), net	5,326	(4,099)	(711)
Depreciation and amortization	26,912	10,508	10,631
Stock-based compensation expense	80,098	59,437	51,231
Secondary offering related expenses(1)	—	1,337	—
Acquisition-related expenses	3,463	195	263
Loss on extinguishment of debt	—	—	409
Loss on impairment of intangible assets	1,655	—	—
Stockholder matters related expenses(2)	599	—	—
Adjusted EBITDA(3)	$59,091	$26,851	$(1,580)

(1) Pursuant to the requirements of the Fourth Amended and Restated Investors’ Rights Agreement, dated as of September 24, 2020, by and among the Company and the investors listed therein, the Company incurred secondary offering related expenses on behalf of the Selling Stockholders related to the offerings closed on August 12, 2024 and November 8, 2024.

(2) Stockholder matters related expenses consist primarily of legal, consulting, advisory fees, and other related costs to stockholder matters that are outside of the ordinary course of our business. We believe such expenses do not have a direct correlation to the operation of our business and may vary in size depending on timing, nature, and resolution of such stockholder matters.

(3) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before (benefit from) provision for income taxes; gain on financial instruments; interest expense (income), net; depreciation and amortization; stock-based compensation expense; secondary offering related expenses; acquisition-related expenses; loss on extinguishment of debt; loss on impairment of intangible assets; and stockholder matters related expenses. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

Comparison of the years ended December 31, 2025 and 2024

Revenues

	Year ended December 31,		Change
($ in thousands)	2025	2024	$	%
Revenues	$443,639	$333,849	$109,790	32.9%

	December 31,
	2025	2024
Annual Recurring Revenue (ARR)	$480,346	$355,874	$124,472	35.0%
Registered Users	22,406	19,984	2,422	12.1%
Revenue per Registered User (RPU)	$21.44	$17.81	$3.63	20.4%

Revenues increased $109.8 million, or 32.9%, for 2025 compared to 2024.

The increase of $109.8 million in revenues for the year ended December 31, 2025 was primarily driven by an increase of $102.4 million in SaaS subscription services revenues due to user growth on our Digital Banking Platform, new client implementations, and selling additional solutions to existing clients as well as a $5.0 million increase in implementation services revenues. The revenue contribution from the MANTL acquisition was $34.9 million for the year ended December 31, 2025.

Cost of Revenues

	Year ended December 31,		Change
($ in thousands)	2025	2024	$	%
Cost of revenues	$187,040	$137,219	$49,821	36.3%
Percentage of revenues	42.2%	41.1%	1.1%	2.7%

Cost of revenues increased $49.8 million, or 36.3%, for 2025 compared to 2024. The increase in cost of revenues was primarily driven by $22.9 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, an $12.1 million increase in personnel-related costs (which includes stock-based compensation of $2.9 million, of which $1.0 million was related to certain unvested equity awards settled in cash in conjunction with the acquisition of MANTL), an $11.2 million increase in amortization of intangible assets, primarily related to the acquisition of MANTL, and $3.5 million in higher hosting costs. We generated a gross margin of 57.8% for 2025 compared to a gross margin of 58.9% for 2024. The driver for the decrease in gross margin for the year ended December 31, 2025 compared to the same period in 2024 is primarily related to the increased amortization of intangible assets included in cost of revenues due to the acquisition of MANTL.

Operating Expenses

	Year ended December 31,		Change
($ in thousands)	2025	2024	$	%
Research and development	$118,396	$96,211	$22,185	23.1%
Sales and marketing	80,141	59,765	20,376	34.1%
General and administrative	100,892	83,650	17,242	20.6%
Acquisition-related expenses	3,463	195	3,268	1675.9%
Amortization of acquired intangibles	5,688	1,435	4,253	296.4%
Loss on impairment of intangible assets	1,655	—	1,655	100.0%
Total operating expenses	$310,235	$241,256	$68,979	28.6%
Percentage of revenues	69.9%	72.3%

Research and Development

Research and development expenses increased $22.2 million, or 23.1%, for 2025 compared to 2024, primarily due to a $20.4 million increase in personnel-related costs (which includes stock-based compensation of $5.2 million) associated with headcount growth, $1.5 million in higher hosting costs, and $1.3 million in higher software costs. These expenses were partially offset by an increase of $1.3 million in capitalized development costs.

Sales and Marketing

Sales and marketing expenses increased $20.4 million, or 34.1%, for 2025 compared to 2024. The increase was primarily due to an $15.5 million increase in personnel-related costs (which includes stock-based compensation of $4.5 million) associated with headcount growth in our sales and marketing teams. In addition, we incurred $1.4 million in higher travel costs for our sales team, $1.3 million in higher consulting costs, and $1.0 million in higher costs related to industry conferences and trade shows.

General and Administrative

General and administrative expenses increased $17.2 million, or 20.6%, for 2025 compared to 2024. The increase was primarily due to a $14.6 million increase in personnel-costs (which includes stock-based compensation of $8.1 million) associated with headcount growth and higher software costs of $2.2 million.

Acquisition-related expenses

Acquisition-related expenses increased $3.3 million for 2025 compared to 2024 primarily related to insurance, legal, consulting, and professional fees incurred for the acquisition of MANTL.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $5.7 million and $1.4 million for the years ended December 31, 2025 and 2024 respectively. Amortization of acquired intangibles increased for the years ended December 31, 2025 compared to 2024, primarily due to the acquisition of intangible assets as part of the acquisition of MANTL in March 2025 and related additional amortization.

Loss on Impairment of Intangible Assets

Loss on impairment of intangible assets was $1.7 million for the year ended December 31, 2025, related to impairment of certain historical developed technology intangible assets, customer relationship intangible assets, and capitalized developed software assets (included in property and equipment, net on the consolidated balance sheets) as a result of the acquisition of MANTL.

Non-Operating Income (Expense)

Non-operating expense increased $9.4 million for 2025 compared to 2024, primarily due to a $9.4 million increase in net interest expense related to the 2030 Convertible Notes and Revolving Facility.

(Benefit from) Provision for Income Taxes

The Company recorded a benefit from income taxes of $11.3 million and a provision for income taxes of $0.3 million for the years ended December 31, 2025 and 2024 respectively, resulting in an effective tax rate of 19.2% and (0.8)% for 2025 and 2024, respectively.

The Company’s effective tax rates for the years ended December 31, 2025 and 2024 differ from the statutory tax rate primarily due to the impact of the valuation allowance against its deferred tax assets and state tax expense, offset by a deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the MANTL business combination.

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

Liquidity and Capital Resources

As of December 31, 2025, we had $99.1 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $523.9 million. Our net losses have been driven by our investments in developing our Digital Sales & Service Platform, expanding our sales, marketing and implementation organizations, and scaling our administrative functions to support our rapid growth.

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

We believe that our existing cash resources, including our Revolving Facility, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for the short term (at least the next 12 months) and longer term (beyond the next 12 months). We may, from time to time, seek to raise additional capital to support our growth, including fund acquisitions, as we did with the issuance of the 2030 Convertible Notes to fund, in part, the acquisition of MANTL. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$42,906	$18,597
Net cash (used in) provided by investing activities	$(397,594)	$23,041
Net cash provided by financing activities	$323,786	$11,794

Net Cash Provided by Operating Activities

During the year ended December 31, 2025, net cash provided by operating activities was $42.9 million, which consisted of a net loss of $47.7 million, adjusted by non-cash charges of $94.1 million, and net cash outflows from the change in net operating assets and liabilities of $3.5 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $26.9 million, stock-based compensation expense of $76.2 million (exclusive of $3.9 million of stock-based compensation expense for unvested equity awards settled in cash related to MANTL acquisition), loss on impairment of intangible assets of $1.7 million, and net other non-cash charges of $1.1 million, partially offset by deferred taxes of $11.8 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to an $12.3 million increase in deferred costs, an $11.3 million increase in accounts receivable, and a $9.4 million increase in prepaid expenses and other assets, partially offset by a $19.7 million increase in accounts payable and accrued liabilities, and a $9.7 million increase in deferred revenues.

During the year ended December 31, 2024, net cash provided by operating activities was $18.6 million, which consisted of a net loss of $40.8 million, adjusted by non-cash charges of $69.2 million, and net cash outflows from the change in net operating assets and liabilities of $9.8 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $10.5 million, stock-based compensation expense of $59.4 million, partially offset by accrued interest on marketable securities of $1.1 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to an $8.6 million increase in deferred costs, $4.0 million increase in prepaid expenses and other assets, and a $3.2 million increase in accounts receivable, partially offset by a $3.3 million increase in accounts payable and accrued liabilities, and a $2.7 million increase in deferred revenues.

Net Cash (Used in) Provided by Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $397.6 million, primarily consisting of $375.5 million related to our acquisition of MANTL, $45.2 million for the purchase of marketable securities, $7.1 million related to capitalized software development costs and capital expenditures related to updates for computer and other equipment of $1.5 million, partially offset by $31.8 million in proceeds from sales, maturities, and redemptions of marketable securities.

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

Net Cash Provided by Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $323.8 million, which was primarily due to proceeds of $335.5 million from the issuance of the 2030 Convertible Notes, proceeds of $60.0 million from revolver loan borrowings, $5.3 million in proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”), and $3.7 million in proceeds from the exercise of stock options to purchase 0.5 million shares of our common stock, partially offset by $45.0 million of payments on the revolving loan, $33.9 million paid for the Capped Calls, and $1.9 million of debt issuance costs paid.

For the year ended December 31, 2024, net cash provided by financing activities was $11.8 million, which was primarily due to proceeds of $20.2 million from stock option exercises to purchase 2.6 million shares of common stock and proceeds from issuances under the ESPP of $4.7 million, partially offset by payments for taxes related to net settlement of equity awards of $12.8 million and debt issuance costs of $0.4 million.

Debt Transactions

On February 27, 2025, the Company entered into the Third Amendment and subsequently borrowed $60 million on the Revolving Facility during March 2025, with the proceeds used for the acquisition of MANTL. As of December 31, 2025, $15 million remained outstanding on the Revolving Facility. Refer to Note 8 of the Notes to the Consolidated Financial Statements for more information regarding the Amended Credit Agreement.

On March 13, 2025, the Company issued $345 million 2030 Convertible Notes. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 13, 2025, between the Company and the Trustee. In connection with the issuance of the 2030 Convertible Notes, the Company entered into the Capped Calls. Refer to Note 8 of the Notes to the Consolidated Financial Statements for more information regarding the 2030 Convertible Notes and Capped Calls.

Total interest expense, including commitment fees and unused line fees, was $9.5 million, $0.5 million and $7.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest expense related to the 2030 Convertible Notes and Revolving Facility was $5.8 million and $2.8 million for the year ended December 31, 2025, respectively.

In conjunction with closing the Amended and Restated Credit Agreement in 2022, First Amendment in 2023, Second Amendment in 2024, and Third Amendment in March 2025, we incurred issuance costs of $0.9 million, $0.3 million, $0.4 million, and $0.9 million, respectively, which were deferred and scheduled to be amortized over the remaining term of the agreement. In conjunction with the issuance of the 2030 Convertible Notes, the Company recognized an original issue discount of $9.5 million and debt issuance costs of $0.9 million, which were capitalized as components of the carrying amount and included in Convertible senior notes, net in the consolidated balance sheets. See Note 8 to the Notes to the Consolidated Financial Statements for additional information.

Unamortized discounts and debt issuance costs totaled $10.0 million and $0.5 million as of December 31, 2025 and 2024, respectively. Amortization expense related to unamortized discounts and debt issuance costs (included in interest expense in the consolidated statements of operations) totaled $2.0 million, $0.2 million, and $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

We have material future purchase commitments for services, which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next five years is $77.5 million. Of this amount, $44.4 million is due within the next 12 months. Refer to Note 13 of the Notes to the Consolidated Financial Statements for further details.

Additionally, we have operating leases for real estate and equipment that include future minimum payments with initial terms of one year or more. Total future operating lease payments at December 31, 2025 are $23.2 million. Within the next 12 months, operating lease payments are expected to be $2.8 million. Refer to Note 14 of the Notes to the Consolidated Financial Statements for further details.

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

Revenue Recognition

The Company derives substantially all of its revenues from SaaS subscription services charged for the use of its digital sales and service solutions. SaaS subscription services are generally recognized as revenue over the term of the contract as a series of distinct SaaS services bundled into a single performance obligation.

Clients are typically charged a one-time, upfront implementation fee and recurring annual and monthly access fees for the use of the Company’s Digital Sales and Service solution. Implementation and integration of the digital sales and service platform is complex, and the Company has determined that the one-time, upfront services are not distinct from the related SaaS subscription services. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the clients’ personnel or other service providers to perform significant portions of the services. As a result, the Company defers any upfront fees associated with implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue commencing when the client goes live on the platform, which corresponds with the date the client obtains access to the Company’s digital sales and service solution and begins to benefit from the service.

The Company’s performance obligation for the SaaS series of services includes standing ready over the term of the contract to provide access to all of the clients’ users and process any transactions initiated by those users. The Company primarily invoices clients each month for the contracted minimum number of registered users with an additional amount for users in excess of those minimums. The Company recognizes variable consideration related to registered user counts in excess of the contractual minimum amounts each month in the period in which the uncertainty is resolved, to the extent it is probable that a significant reversal will not occur. SaaS subscription revenues also include annual and monthly charges for maintenance and support services that are recognized over the subscription term. In certain enterprise license arrangements, customers are provided unlimited access to the Company’s SaaS platform over the contractual term without minimum user tiers or excess usage pricing. These arrangements represent a stand-ready obligation to provide continuous access over the contract term and are accounted for as a series of distinct services satisfied over time. Total fixed consideration specified in the contract, including fixed annual escalators, is recognized ratably over the contractual term, regardless of the timing of invoicing.

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

Item 8. Financial Statements and Supplementary Data.
Alkami Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alkami Technology, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alkami Technology, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Revenue Recognition
Description of the Matter
As disclosed in Note 5 to the consolidated financial statements, the Company provides subscription-based services to its customers through software-as-a-service (“SaaS”) arrangements. The timing and amount of revenue recognized is dependent on multiple factors, including the product offering, user count, price, and implementation date.
Auditing the accounting for revenue recognition was complex due to the multiple manual inputs involved in the Company’s revenue recognition calculation. For example, the Company inputs user count information from both internal and third-party sources into its revenue recognition calculation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls related to the Company’s process for the timing and amount of revenue recognized, including controls over the inputs of performance obligations, price, user count, and implementation dates into the system used to recognize revenue.
To test the Company’s accounting for revenue recognition, we performed audit procedures that included, among others, testing the completeness and accuracy of inputs to the revenue recognition calculation. For example, we agreed pricing information to customer contracts and validated the implementation date through external confirmations with the Company’s customers.

Accounting for the Valuation of Acquired Intangible Assets
Description of the Matter
During 2025, the Company completed its acquisition of Fin Technologies, Inc. dba MANTL for aggregate consideration of $375.5 million, as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination.
Auditing the Company's accounting for its acquisition of Fin Technologies, Inc. dba MANTL was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets, which principally consisted of developed technology of $75.3 million and customer relationship intangible assets of $72.5 million (collectively, “the intangible assets”). The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business in the Company’s discounted cash flow model used to measure the intangible assets. The most significant of these assumptions used to estimate the value of the intangible assets included certain assumptions that form the basis of the forecasted results (i.e., revenue, revenue growth rates, and EBIT Margin), technology obsolescence rate, and discount rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the business combination and valuation of the acquired assets. For example, we tested controls over management’s review of significant assumptions used in its respective valuation models of the identified intangible assets.

Our audit procedures to test the estimated fair value of the intangible assets included, among others, evaluating the Company's valuation methodology, significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company as well as the significant assumptions included in the fair value estimates. For example, we evaluated the acquired business’s projected revenue growth rate, EBIT margins, and technology obsolescence rates and evaluated the completeness and accuracy of the underlying data supporting these assumptions and the related estimates. Specifically, we compared the forecasted results to current industry, market and economic trends, to historical results of the acquired business, and to other guideline companies within the same industry. We also performed a sensitivity analysis to evaluate the changes in fair value estimates that would result from modest changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Dallas, Texas
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alkami Technology, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Alkami Technology, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alkami Technology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fin Technologies, Inc. dba MANTL (“MANTL”), which is included in the 2025 consolidated financial statements of the Company and constituted approximately 6% of total assets as of December 31, 2025, and 8% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MANTL.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2026

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$63,457	$94,359
Marketable securities	35,635	21,375
Accounts receivable, net	51,494	38,739
Deferred costs, current	15,894	13,207
Prepaid expenses and other current assets	20,736	13,697
Total current assets	187,216	181,377
Property and equipment, net	26,652	22,075
Right-of-use assets	13,462	14,565
Deferred costs, net of current portion	47,430	37,178
Intangibles, net	158,943	29,021
Goodwill	403,404	148,050
Other assets	10,120	5,011
Total assets	$847,227	$437,277
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	5,842	6,129
Accrued liabilities	47,359	24,520
Deferred revenues, current portion	34,770	13,578
Lease liabilities, current portion	1,576	1,343
Total current liabilities	89,547	45,570
Deferred revenues, net of current portion	25,800	15,526
Deferred income taxes	2,625	1,822
Convertible senior notes, net	336,230	—
Revolving loan	15,000	—
Lease liabilities, net of current portion	15,739	17,109
Other non-current liabilities	237	220
Total liabilities	485,178	80,247
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized and 106,101,875 and 102,088,783 shares issued and outstanding as of December 31, 2025 and 2024, respectively	106	102
Additional paid-in capital	885,796	833,129
Accumulated deficit	(523,853)	(476,201)
Total stockholders’ equity	362,049	357,030
Total liabilities and stockholders' equity	$847,227	$437,277
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended December 31,
	2025	2024	2023
Revenues	$443,639	$333,849	$264,831
Cost of revenues(1)(2)	187,040	137,219	120,720
Gross profit	256,599	196,630	144,111
Operating expenses:
Research and development	118,396	96,211	84,661
Sales and marketing	80,141	59,765	48,557
General and administrative	100,892	83,650	72,900
Acquisition-related expenses	3,463	195	263
Amortization of acquired intangibles	5,688	1,435	1,435
Loss on impairment of intangible assets	1,655	—	—
Total operating expenses	310,235	241,256	207,816
Loss from operations	(53,636)	(44,626)	(63,705)
Non-operating income (expense):
Interest income	4,160	4,560	8,095
Interest expense	(9,486)	(461)	(7,384)
Gain on financial instruments	—	—	534
Loss on extinguishment of debt	—	—	(409)
Loss before income taxes	(58,962)	(40,527)	(62,869)
(Benefit from) provision for income taxes	(11,310)	308	44
Net loss	$(47,652)	$(40,835)	$(62,913)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.46)	$(0.41)	$(0.67)
Weighted average number of shares of common stock outstanding:
Basic and diluted	103,895,195	98,892,692	94,080,797

The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

(1) Includes amortization of acquired technology of $16.6 million, $5.4 million, and $5.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

(2) Includes fees paid to a related party of $6.2 million for the year ended December 31, 2023. See Note 17.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2023	92,112,749	$92	$706,407	$(372,453)	$334,046
Stock-based compensation	—	—	52,686	—	52,686
Issuance of common stock upon restricted stock unit vesting	1,943,846	2	(2)	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	421,690	—	4,124	—	4,124
Exercised stock options	2,243,813	3	12,980	—	12,983
Payments for taxes related to net settlement of equity awards	—	—	(15,985)	—	(15,985)
Net loss	—	—	—	(62,913)	(62,913)
Balance December 31, 2023	96,722,098	97	760,210	(435,366)	324,941
Stock-based compensation	—	—	60,767	—	60,767
Issuance of common stock upon restricted stock unit vesting	2,474,684	2	(2)	—	—
Common stock issued under ESPP	312,838	—	4,736	—	4,736
Exercised stock options	2,579,163	3	20,238	—	20,241
Payments for taxes related to net settlement of equity awards	—	—	(12,820)	—	(12,820)
Net loss	—	—	—	(40,835)	(40,835)
Balance December 31, 2024	102,088,783	102	833,129	(476,201)	357,030
Stock-based compensation	—	—	76,679	—	76,679
Issuance of common stock upon restricted stock unit vesting	3,295,924	3	(3)	—	—
Common stock issued under ESPP	264,230	—	5,338	—	5,338
Exercised stock options	452,938	1	3,711	—	3,712
Capped calls	—	—	(33,879)	—	(33,879)
Share-based compensation replacement awards related to merger consideration and attributable to pre-combination services	—	—	821	—	821
Net loss	—	—	—	(47,652)	(47,652)
Balance December 31, 2025	106,101,875	$106	$885,796	$(523,853)	$362,049
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(47,652)	$(40,835)	$(62,913)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities:
Depreciation and amortization expense	26,912	10,508	10,631
Accrued interest on marketable securities, net	(854)	(1,075)	(3,231)
Stock-based compensation expense	76,188	59,437	51,231
Amortization of discount and debt issuance costs	1,951	210	138
Gain on financial instruments	—	—	(532)
Loss on extinguishment of debt	—	—	409
Loss on impairment of intangible assets	1,655	—	—
Gain on lease modification	—	—	(375)
Deferred taxes	(11,794)	109	(32)
Changes in operating assets and liabilities:
Accounts receivable	(11,276)	(3,240)	(9,253)
Prepaid expenses and other assets	(9,351)	(3,972)	425
Accounts payable and accrued liabilities	19,708	3,322	91
Deferred costs	(12,310)	(8,603)	(7,720)
Deferred revenues	9,729	2,736	3,629
Net cash provided by (used in) operating activities	42,906	18,597	(17,502)
Cash flows from investing activities:
Purchase of marketable securities	(45,206)	(40,416)	(140,816)
Proceeds from sales, maturities, and redemptions of marketable securities	31,800	71,312	181,019
Purchases of property and equipment	(1,542)	(1,195)	(1,058)
Capitalized software development costs(1)	(7,147)	(6,660)	(5,234)
Acquisition of business, net of cash acquired	(375,499)	—	—
Net cash (used in) provided by investing activities	(397,594)	23,041	33,911
Cash flows from financing activities:
Payments on revolving loan	(45,000)	—	—
Principal payments on debt	—	—	(85,000)
Payment of holdback funds from acquisition	—	—	(3,600)
Debt issuance costs paid	(1,898)	(363)	(341)
Proceeds from ESPP issuance	5,338	4,736	4,124
Proceeds from issuance of convertible senior notes	335,513	—	—
Proceeds from borrowing under revolving loan	60,000	—	—
Purchase of capped calls	(33,879)	—	—
Payments for taxes related to net settlement of equity awards	—	(12,820)	(15,985)
Proceeds from stock option exercises	3,712	20,241	12,983
Net cash provided by (used in) financing activities	323,786	11,794	(87,819)
Net (decrease) increase in cash and cash equivalents	(30,902)	53,432	(71,410)
Cash and cash equivalents, beginning of period	94,359	40,927	112,337
Cash and cash equivalents, end of period	$63,457	$94,359	$40,927

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,943	$283	$7,056
Cash paid for taxes (states)(2)	$475	$375	$332
Cash paid for taxes (foreign)(2)	$201	$—	$—
The above financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements.
(1)See Note 4 for additional information regarding noncash investing activities for the years ended December 31, 2025, 2024, and 2023 related to capitalized software development costs.
(2)In 2025, material jurisdictions that are equal or greater than 5% of the total cash paid for taxes (in thousands) included India ($201), California ($177), Connecticut ($40), Maine ($36), Maryland ($38), New York ($36), and Texas ($86).

ALKAMI TECHNOLOGY, INC.
Notes to the Consolidated Financial Statements
(in thousands, except per share data)

Note 1. Organization

Description of Business

Alkami Technology, Inc. (the “Company”) is a cloud-based digital sales and service platform provider. The Company inspires and empowers community, regional and super-regional financial institutions (“FIs”) to compete with large, technologically advanced and well-resourced banks in the United States. The Company’s solution, the Alkami Digital Sales & Service Platform, consisting of the Alkami Digital Banking Platform, Onboarding & Account Opening, and Data & Marketing, allows FIs to onboard, engage and grow new users, accelerate revenues and meaningfully improve operational efficiency, all with the support of a proprietary, true cloud-based, multi-tenant architecture. The Company cultivates deep relationships with its clients through long-term, subscription-based contractual arrangements, aligning its growth with its clients’ success and generating an attractive unit economic model. The Company was incorporated in Delaware in August 2011, and its principal offices are located in Plano, Texas.

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

Operating Segment

The Company operates as a single operating segment and is a single-reportable segment entity. The Company provides services to clients primarily under software-as-a-service arrangements. The Company derives revenue from clients located in the United States, and the CODM manages the business activities on a consolidated basis (see Note 5 for additional information regarding revenues). The measure of the Company’s single operating segment assets is reported on the consolidated balance sheets as total assets.

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

See Note 11 for additional information regarding marketable securities accounts.

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

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its clients. Identified risks pertaining to the Company’s accounts receivable include the delinquency level and client type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company’s clients such as unemployment, inflation and regulation matters. Historically, the Company's collection experience has not varied significantly, and credit loss expenses have been insignificant. The Company early adopted Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, effective January 1, 2025. The Company applied the practical expedient provided from the amendments in ASU 2025-05, which allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. See additional information regarding early adoption of ASU 2025-05 in “Recently Adopted Accounting Pronouncements” below.

The Company maintains reserves for estimated sales credits issued to clients for billing disputes or other service-related reasons. These allowances are recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to clients compared to the revenues in the period that related to the original client invoice. This estimate is analyzed quarterly and adjusted as necessary. The Company also maintains specific reserves for anticipated contract concessions. Refer to Note 6 for additional information.

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

Leases

The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2025, the Company had no finance leases.

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

In March 2025, the Company identified and recorded an impairment of certain intangible assets and capitalized software development costs related to MK Decisioning Systems, LLC. See Note 16 for additional information. There were no impairment charges for the years ended December 31, 2024 and 2023.

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

Revenue Recognition

The Company derives substantially all of its revenues from SaaS subscription services charged for the use of its digital sales and service solutions. Revenues are recognized net of the most likely amount of sales credits and allowances and presented net of applicable taxes collected from clients on behalf of governmental authorities. SaaS subscription services are generally recognized as revenue over the term of the contract as a series of distinct SaaS services bundled into a single performance obligation. While the core digital banking platform is typically accounted for as a single performance obligation (a series), certain products are identified as distinct performance obligations because they provide independent functional benefit. For these distinct performance obligations, revenue is recognized at go-live independent of the Alkami platform. The Company offers certain add-on products that provide incremental functionality to its digital banking solutions. With the exception of add-ons that are evaluated and determined to be separate performance obligations, all other add-on features contracted in connection with the Company’s digital banking platform are considered part of a single performance obligation and are not distinct within the context of the overall solution. Revenue for these add-ons is recognized over the contractual term beginning upon go-live of the core digital banking platform, consistent with the pattern of transfer of the underlying SaaS subscription services.

Clients are typically charged a one-time, upfront implementation fee and recurring annual and monthly access fees for the use of the Company’s Digital Sales and Service solution. Implementation and integration of the digital sales and service platform is complex, and the Company has determined that the one-time, upfront services are not distinct from the related SaaS subscription services. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the clients’ personnel or other service providers to perform significant portions of the services. As a result, the Company defers any upfront fees associated with implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue commencing when the client goes live on the platform, which corresponds with the date the client obtains access to the Company’s digital sales and service solution and begins to benefit from the service.

The Company’s performance obligation for the SaaS series of services includes standing ready over the term of the contract to provide access to all of the clients’ users and process any transactions initiated by those users. The Company primarily invoices clients each month for the contracted minimum number of registered users with an additional amount for users in excess of those minimums. The Company recognizes variable consideration related to registered user counts in excess of the contractual minimum amounts each month in the period in which the uncertainty is resolved, to the extent it is probable that a significant reversal will not occur. SaaS subscription revenues also include annual and monthly charges for maintenance and support services that are recognized over the subscription term. In certain enterprise license arrangements, customers are provided unlimited access to the Company’s SaaS platform over the contractual term without minimum user tiers or excess usage pricing. These arrangements represent a stand-ready obligation to provide continuous access over the contract term and are accounted for as a series of distinct services satisfied over time. Total fixed consideration specified in the contract, including fixed annual escalators, is recognized ratably over the contractual term, regardless of the timing of invoicing.

Each SaaS subscription service is generally accounted for as a series of distinct services transferred over time that are substantially the same each month and have the same pattern of transfer. Certain contracts may include multiple SaaS subscription services or other distinct products that are evaluated to determine whether they represent separate performance obligations. Allocation based on standalone selling prices (“SSP”) for contracts including distinct performance obligations under ASC 606 are insignificant.

As a part of its SaaS subscription services, the Company provides certain services within the SaaS platform using third-party applications. Contracts include monthly fees based on a minimum number of transactions and additional fees for transactions in excess of those minimums. Generally, minimum transaction fees are recognized on a straight-line basis over the contract term. Variable consideration earned for transactions in excess of contractual minimums is recognized as revenue in the month the actual transactions are processed as the services are provided. For those services that are processed by third-party applications, management evaluates whether the Company is acting as a principal or an agent based upon the transfer of control of the services to the client. The Company controls the integrated service before it is transferred to the client. Control is evidenced by the Company’s responsibility for fulfillment of the service, discretion in establishing pricing, and its integration of the third-party applications into the Company’s platform to provide a combined output. After evaluating each of the applications used to provide SaaS services, the Company has determined that, generally, it is acting as the principal in these transactions. Accordingly, the Company records the revenue on a gross basis and the related expenses are recorded as a component of cost of revenues.

During the term of the contract, clients may purchase additional professional services to modify or enhance their licensed SaaS solutions. These services are distinct performance obligations recognized when control of the enhancement is transferred to the client which may be over time or at a point in time depending on the nature of the services provided.

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

Restricted Stock Units (“RSUs”)
RSUs issued vest upon the satisfaction of a time-based condition only. These RSUs are earned over a service period of one to four years and the compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period.

In connection with the acquisition of MANTL in March 2025, the Company issued performance-accelerated restricted stock unit awards to certain MANTL executives. These awards vest upon the satisfaction of a time-based condition and have a four-year vesting period, with accelerated vesting if a certain performance condition is achieved. If it becomes probable that the performance condition will be met, the Company will recognize compensation cost on a ratable basis over the shorter service period; otherwise, it will recognize compensation cost over the four-year vesting period. The performance-accelerated restricted stock unit awards were valued at the stock price on the date of grant. In addition, these awards vest immediately upon termination of employment by the Company without cause or voluntary resignation with good reason. Compensation cost for the performance-accelerated restricted stock unit awards outstanding during 2025 were recognized over the full service period, as it was not considered probable the performance condition would be met.

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

Diluted loss per share is calculated by giving effect to all potentially dilutive common stock, which is comprised of stock options, RSUs, ESPP obligations, and convertible notes when determining the weighted-average number of shares of common stock outstanding.

Research and Development

Research and development costs consist primarily of personnel-related costs for engineering, information technology and product employees, including salaries, bonuses, other incentive-related compensation, employee benefits and stock-based compensation. In addition, the Company also include third-party contractor expenses, software development and testing tools, allocated corporate expenses and other expenses related to developing new solutions and upgrading and enhancing existing solutions.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs of sales, marketing and client success employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. Sales and marketing expenses also include travel and related costs, outside consulting fees and marketing programs, including lead generation, costs of the Company’s annual client conference, advertising, trade shows and other event expenses.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs for executive, finance, legal, human resources, information technology, security and compliance and other administrative employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. General and administrative expenses also include accounting, auditing and legal professional services fees, secondary offering related costs, stockholder matters related costs, travel and other unallocated corporate-related expenses, such as the cost of the Company’s facilities, employee relations, corporate telecommunication and software.

Acquisition-related expenses

Acquisition-related expenses are primarily related to insurance, legal, consulting, and professional fees.

Amortization of Acquired Intangibles

Amortization of acquired intangibles represents the amortization of intangible assets recorded in connection with the Company’s business acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the related assets.

Loss on Impairment of Intangible Assets.

Loss on impairment of intangible assets related to the impact of the acquisition of MANTL to certain historical developed technology, customer relationships and capitalized developed software assets.

See Note 16 for additional information regarding loss on impairment of intangible assets.

Concentrations of Credit Risk

Concentrations of credit risk arise from the Company’s revenues and accounts receivable. Management believes that its contract acceptance, billing, and collection policies are adequate to minimize potential credit risk. As of December 31, 2025 and 2024, no client represented more than 10% of accounts receivable. For the years ended December 31, 2025, 2024, and 2023, no client represented more than 10% of revenues.

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

During 2024 and 2025, the Company performed a qualitative goodwill assessment. The Company’s assessments indicated that there was no goodwill impairment for the Company’s single reporting unit as of its annual assessment date.

During 2023, the Company performed a quantitative goodwill assessment. The Company’s assessments indicated that there was no goodwill impairment for the Company’s single reporting unit as of its annual assessment date.

Goodwill impairment, if any, is evaluated by comparing the reporting unit’s fair value to its carrying value. There was no goodwill impairment for the years ended December 31, 2025, 2024, and 2023.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in the ASU provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and contract asset balances arising from transactions accounted for under Topic ASC 606 - Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years and interim periods beginning after December 15, 2025. Early adoption is permitted. Effective January 1, 2025, the Company early adopted ASU 2025-05 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). The amendments in the ASU are intended to simplify the capitalization guidance by removing all references to software development project stages so that guidance is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Operations, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.

Note 3. Business Combination

MANTL

On March 17, 2025, the Company consummated its previously announced merger with Fin Technologies, Inc., dba MANTL (“MANTL”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated February 27, 2025, with MANTL surviving as a wholly owned subsidiary of the Company. MANTL provides onboarding and account opening solutions that allow financial institutions to acquire commercial, business and retail customers through a variety of channels for many deposit account types.

The aggregate consideration paid in exchange for all of the outstanding equity interests of MANTL was approximately $375 million, net of cash acquired (the "Merger Consideration"). A portion of the Merger Consideration of approximately $9.1 million was placed into escrow to secure certain post-closing obligations as defined in the Merger Agreement.

As of December 31, 2025, the allocation of the purchase price for MANTL had been finalized. The preliminary purchase price allocations were based upon the preliminary valuation of assets and liabilities. These estimates and assumptions were subject to change as the Company obtained additional information during the measurement period. The following table summarizes the fair value of the amounts recognized as of the acquisition date for each major class of asset acquired or liability assumed, as well as adjustments made during the measurement period:

(in thousands)	Preliminary Fair Value as of March 17, 2025	Measurement Period Adjustments	Adjusted Fair Value as of December 31, 2025
Cash	$2,784	$—	$2,784
Trade accounts receivables	1,479	—	1,479
Prepaid expenses and other current assets	2,826	105	2,931
Property and equipment, net	217	—	217
Goodwill	252,108	3,246	255,354
Intangible assets	153,500	—	153,500
Right-of-use assets	336	—	336
Total assets acquired	$413,250	$3,351	$416,601
Accounts payable	$1,653	$—	$1,653
Accrued liabilities	1,163	—	1,163
Lease liabilities, current portion	180	—	180
Deferred revenues, current portion	12,056	(409)	11,647
Deferred tax liability	8,836	3,760	12,596
Lease liabilities, net of current portion	167	—	167
Deferred revenues, net of current portion	10,091	—	10,091
Total liabilities assumed	34,146	3,351	37,497
Net assets acquired	$379,104	$—	$379,104
Less cash acquired	(2,784)	—	(2,784)
Less stock-based compensation replacement awards related to merger consideration and attributable to pre-combination services	(821)	—	(821)
Total cash consideration for acquisition, less cash acquired	$375,499	$—	$375,499

Measurement period adjustments, finalized as of December 31, 2025, were related to post-closing working capital adjustments, a deferred revenue adjustment, and assumption of deferred tax liabilities.

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

In connection with the acquisition of MANTL, the vesting of certain outstanding unvested equity awards was accelerated. These awards were settled in cash upon the closing of the transaction and were accounted for as post-combination stock-based compensation expense. As a result, the Company recognized stock-based compensation expense of $3.9 million, of which $1.0 million, $1.0 million, $0.3 million, and $1.6 million are included in cost of revenues, research and development, sales and marketing, and general and administrative, respectively, in the consolidated statements of operations for the year ended December 31, 2025.

For the year ended December 31, 2025, the Company recognized acquisition-related expenses of $3.5 million related to the acquisition of MANTL.

The financial results of MANTL, for the period of March 18, 2025 through December 31, 2025, are included in the Company’s consolidated financial statements and notes. The revenue contribution from the MANTL acquisition was $34.9 million for the year ended December 31, 2025.

Note 4. Property and Equipment, Net

Depreciation and amortization expense was $4.6 million, $3.7 million, and $3.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Property and equipment, net, includes the following amounts at December 31, 2025 and December 31, 2024:

(in thousands)	Useful Life	December 31, 2025	December 31, 2024
Capitalized software development costs	5 years	$27,803	$19,728
Equipment and software	3 to 5 years	3,283	2,934
Leasehold improvements	3 to 10 years	10,230	10,229
		$41,316	$32,891
Less: accumulated depreciation and amortization		(14,664)	(10,816)
Property and Equipment, net		$26,652	$22,075

For the years ended December 31, 2025, 2024, and 2023, the Company had non-cash investing activities of $0.9 million, $0.8 million, and $0.8 million, respectively, for capitalized stock-based compensation related to capitalized software development costs. Additionally, the Company recognized stock-based compensation expense through the amortization of capitalized stock-based compensation associated with capitalized software development costs of $0.3 million, $0.2 million, and $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

See Note 16 for information related to a capitalized software development costs impairment.

Note 5. Revenues and Deferred Costs

The following table disaggregates the Company's revenue by major source for the years ended December 31, 2025, 2024, and 2023:

	Year ended December 31,
(in thousands)	2025	2024	2023
SaaS subscription services	$421,674	$319,243	$252,348
Implementation services	12,596	7,604	8,488
Other services	9,369	7,002	3,995
Total revenues	$443,639	$333,849	$264,831

The Company recognized approximately $11.0 million of revenue during the year ended December 31, 2025 that was included in deferred revenue in the accompanying consolidated balance sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of December 31, 2025, the Company’s remaining performance obligation totaled approximately $1.7 billion. The Company expects to recognize approximately 49.0% of these remaining performance obligations as revenue over the next 24 months, an additional 34.0% in the next 25 to 48 months, and the remaining balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Contract assets totaled $3.6 million and $1.9 million as of December 31, 2025 and 2024, respectively, which are included in other assets in the accompanying consolidated balance sheets.

Deferred Cost Recognition

The Company capitalized $13.4 million, $9.9 million, and $8.7 million in deferred commissions costs during the years ended December 31, 2025, 2024, and 2023, respectively, and recognized amortization of $6.4 million, $5.1 million, and $3.8 million during the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations. Deferred commissions are considered costs to obtain a contract and are included in deferred costs in the accompanying consolidated balance sheets in the amount of $32.9 million and $25.9 million as of December 31, 2025 and 2024, respectively.

The Company capitalized implementation costs of $12.2 million, $10.2 million, and $8.4 million during the years ended December 31, 2025, 2024, and 2023, respectively, and recognized amortization of $6.3 million, $5.6 million, and $4.9 million during the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense is included in cost of revenues in the accompanying consolidated statements of operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred costs in the accompanying consolidated balance sheets in the amount of $30.4 million and $24.5 million as of December 31, 2025 and 2024, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No impairment loss was recognized in relation to these capitalized costs for the years ended December 31, 2025, 2024, and 2023.

Note 6. Accounts Receivable

Accounts receivable includes the following amount at December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Trade accounts receivable	$44,136	$32,866
Unbilled receivables	7,914	6,086
Total receivables	52,050	38,952
Allowance for credit losses	(460)	(27)
Reserve for estimated credits	(96)	(186)
Total accounts receivable, net	$51,494	$38,739

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Bonus accrual	$15,865	$7,989
Commissions accrual	4,090	1,708
Client refund liability	1,388	443
Self-insured reserve	2,040	1,516
Accrued third-party solution costs	10,154	5,742
Accrued vendor purchases	6,113	3,757
Other accrued liabilities	7,709	3,365
Total accrued liabilities	$47,359	$24,520

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

Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. The Amended Credit Agreement previously provided for a term loan, which was fully repaid in December 2023 and cannot be re-borrowed. The Company had borrowings of $60 million on the Revolving Facility during March 2025, with the proceeds used for the acquisition of MANTL, of which $15 million remained outstanding as of December 31, 2025. The interest rate in effect for the Revolving Facility as of March 31, 2025 was 9.75%. In April 2025, the rate decreased to 7.68%, in July 2025, the rate increased to approximately 7.70%, and in December 2025, the rate further decreased to 7.13%, which remained the effective interest rate as of December 31, 2025. Interest expense related to the outstanding borrowings on the Revolving Facility was $2.8 million for the year ended December 31, 2025.

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

The Amended Credit Agreement also contains customary events of default which, if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of December 31, 2025.

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

As of December 31, 2025, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

The net carrying amount of the 2030 Convertible Notes consisted of the following (in thousands):

(in thousands)	December 31, 2025
Principal	$345,000
Unamortized debt discount	(7,988)
Unamortized debt issuance costs	(782)
Net carrying amount	$336,230

The debt discount and issuance costs are being amortized to interest expense over the term of the 2030 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the discount and issuance costs of the 2030 Convertible Notes is 2.14%. For the year ended December 31, 2025, interest expense related to the 2030 Convertible Notes consisted of the following (in thousands):

(in thousands)	Year ended December 31, 2025
Contractual interest expense	$4,126
Amortization of debt discount and issuance costs	1,646
Total interest expense	$5,772

As of December 31, 2025, the 2030 Convertible Notes had a principal amount of $345 million and an estimated fair value of $349 million. The estimated fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the 2030 Convertible Notes in an over-the-counter market on the last trading day of the reporting period.

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

The Capped Calls are separate transactions and are not part of the terms of the 2030 Convertible Notes. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock and meet the requirements to be classified in equity and, as such, are not remeasured each reporting period. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within stockholders’ equity during the year ended December 31, 2025.

Note 9. Stockholders' Equity

In April 2021, the Company's certificate of incorporation was amended and restated such that the total number of shares of common stock authorized to be issued was increased to 500,000,000 shares and the total number of shares of preferred stock authorized to be issued was reduced to 10,000,000 shares.

Equity Compensation Plans

On February 25, 2021, the Board approved, subject to stockholder approval, which was obtained on March 23, 2021, the ESPP, pursuant to which employees would be able to purchase shares of the Company’s common stock at a 15% discount. The Board provided that the share reserve will be refreshed by an evergreen provision of 1% of the Company’s outstanding common stock on the last day of the prior year, or such lesser amount as the Board or its Compensation Committee may determine, which is effective the first day of the following fiscal year. As of December 31, 2025, the Company has reserved 4,205,790 shares of common stock for issuance under the ESPP and 2,760,813 shares remain available for future issuance.

On February 25, 2021, the Board approved, subject to stockholder approval, which was obtained on March 23, 2021, the Company’s 2021 Incentive Award Plan (the “2021 Plan”), pursuant to which incentive awards may be awarded to employees, directors and consultants. The 2021 Plan includes any shares underlying awards outstanding under the 2011 Long-Term Incentive Plan, as amended (the “2011 Plan”). The Board provided that the share reserve will be refreshed by an evergreen provision of 5.0% of the shares outstanding on the last day of the prior fiscal year or such lesser amount as determined by the Board, which is effective the first day of the following fiscal year. As of December 31, 2025, the Company has reserved 31,175,759 shares of common stock for issuance pursuant to awards under the 2021 Plan, and 18,311,054 shares remain available for future issuance.

Stock Options

A summary of option activity is as follows:

	Options Outstanding
(in thousands except share and per share amounts)	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2024	3,914,411	$8.48	6.0	$62,295
Granted	—
Exercised	(2,578,806)	7.85		60,524
Forfeited	(37,004)	15.92		414
Balance, December 31, 2024	1,298,601	$9.51	5.2	$35,285
Granted	—
Exercised	(407,938)	6.93		8,687
Forfeited	(1,216)	15.46		24
Balance, December 31, 2025	889,447	$10.68	4.4	$11,600

Exercisable at, December 31, 2025	889,447	$10.68	4.4	$11,600

No options were granted for the years ended December 31, 2025, 2024, and 2023.

The total fair value of stock options vested during the years ended December 31, 2025, 2024, and 2023 was $0.6 million, $3.7 million, and $4.5 million, respectively.

As of December 31, 2025, there was no unrecognized stock-based compensation expense related to stock options.

Certain stock option grants provide the option holder the right to exercise their stock options before they vest. As of December 31, 2025 and 2024, there were no options exercisable that were not yet vested. As of December 31, 2023, there were 0.2 million options that were exercisable that were not yet vested by the option holder at a weighted average exercise price of $2.35 per share.

A summary of the status of non-vested options is as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1, 2023	1,831,068	$5.36
Granted	—
Forfeited	(80,864)	7.16
Vested	(956,667)	4.67
Balance, December 31, 2023	793,537	6.04
Granted	—
Forfeited	(33,630)	8.41
Vested	(694,398)	5.67
Balance, December 31, 2024	65,509	8.67
Granted	—
Forfeited	(1,216)	8.50
Vested	(64,293)	$5.10
Balance, December 31, 2025	—

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

Restricted Stock Units

The Company's restricted stock units vest and settle upon the satisfaction of a service condition. The service condition for the awards is satisfied over one to four years.

The Company's performance-accelerated restricted stock units vest and settle upon the satisfaction of a service condition and vests over four years, with accelerated vesting if a certain performance condition is achieved. Compensation cost for the performance-accelerated restricted stock unit awards outstanding during 2025 was recognized ratably over the service period, as it was not considered probable the performance condition would be met. See Note 2 for additional information on performance-accelerated restricted stock units.

The total fair value of restricted stock units vested during the year ended December 31, 2025 was $69.2 million.

Restricted stock unit activity was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2024	7,305,443	$16.85
Granted	2,550,824	26.69
Vested	(2,966,340)	18.50
Forfeited	(792,674)	17.20
Nonvested as of December 31, 2024	6,097,253	$20.12
Granted	3,790,874	28.13
Vested	(3,295,924)	20.79
Forfeited	(650,727)	24.00
Nonvested as of December 31, 2025	5,941,476	$24.25

As of December 31, 2025, the total unrecognized stock-based compensation expense related to RSUs was $105.8 million, net of forfeitures, which the Company expects to recognize over the next 2.6 years.

Employee Stock Purchase Plan

The first offering period commenced on May 15, 2021, and as of December 31, 2025, 1,444,977 shares have been issued under the ESPP with 264,230 shares issued during the year ended December 31, 2025.

Stock-based compensation expense was included in the consolidated statements of operations as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cost of revenues	$8,260	$5,366	$5,584
Research and development	22,510	17,279	15,995
Sales and marketing	13,535	9,049	7,220
General and administrative	35,793	27,743	22,432
Total stock-based compensation expenses	$80,098	$59,437	$51,231
    The amount of stock-based compensation capitalized as part of deferred costs was $0.6 million, $0.7 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 10. Income Taxes

The components of the (benefit from) provision for income taxes are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Income (loss) before income tax provision (benefit):
US	$(59,558)	$(40,527)	$(62,869)
Foreign	596	—	—
Total income (loss) before income tax provision (benefit)	$(58,962)	$(40,527)	$(62,869)

Current income tax provision (benefit):
Federal	$—	$—	$—
State	305	199	76
Foreign	179	—	—
Total current income tax provision (benefit)	484	199	76

Deferred income tax provision (benefit):
Federal	(9,083)	89	145
State	(2,711)	20	(177)
Foreign	—	—	—
Total deferred income tax provision (benefit)	(11,794)	109	(32)
Total (Benefit from) provision for income taxes	$(11,310)	$308	$44

The (benefit from) provision for income taxes results in effective rates that differ from the statutory rates. The following is a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the total tax expense (benefit) computed at the effective tax rate:

	Year ended December 31,
(in thousands)	2025		2024		2023
US federal statutory tax rate	$(12,382)	21.0%	$(8,511)	21.0%	$(13,203)	21.0%
State and local income taxes, net of federal income tax effect(1)	(1,896)	3.2%	175	(0.4)%	(64)	0.1%
Foreign tax effects(2)	54	(0.1)%	—	—%	—	—%
Changes in valuation allowances	1,637	(2.8)%	14,933	(36.9)%	11,639	(18.5)%
Nontaxable or nondeductible items:
Stock-based compensation	(3,556)	6.0%	(17,400)	42.9%	(1,539)	2.4%
Executive compensation	4,088	(6.8)%	10,620	(26.2)%	2,970	(4.7)%
Meals & entertainment	641	(1.1)%	460	(1.1)%	362	(0.6)%
Other	247	(0.4)%	288	(0.7)%	107	(0.1)%
Other adjustments:
Other	(143)	0.2%	(257)	0.6%	(228)	0.3%
Total	$(11,310)	19.2%	$308	(0.8)%	$44	(0.1)%

(1) In 2025, state taxes in California, Illinois, Maryland, New York, and Wisconsin made up the majority (greater than 50 percent) of the tax effect in this category.
(2) In 2025, foreign tax effects represent the federal statutory tax rate difference between India and United States.

Significant components of the Company’s net deferred tax assets and liabilities were as follows as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Deferred revenue	$9,242	$7,240
Accrued expenses	4,116	2,189
Stock-based compensation	3,834	2,422
Net operating loss carryforward (federal and state)	113,044	76,213
Reserve for client credits	230	164
Capitalized research and development costs	39,652	47,396
Lease liabilities	4,359	4,639
Interest limitation carryforward	9,346	—
Other	332	293
Total deferred tax assets	184,155	140,556
Valuation allowance for deferred tax assets	(137,813)	(127,102)
Deferred tax assets, net of valuation allowance	46,342	13,454
Deferred tax liabilities:
Fixed assets	(154)	(158)
Right-of-use assets	(3,389)	(3,661)
Goodwill	(5,645)	(4,997)
Intangible assets	(36,630)	(4,625)
Deferred costs	(3,149)	(1,835)
Total deferred tax liabilities	(48,967)	(15,276)
Deferred income tax liabilities, net of deferred tax assets	$(2,625)	$(1,822)

At December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of $454.2 million and $298.5 million, respectively. Of these, $70.5 million for both December 31, 2025 and 2024 are subject to limited carryforward periods and will begin to expire in 2034. At December 31, 2025 and 2024, the Company had various state net operating loss carryforwards with a tax effect of approximately $22.4 million and $17.1 million, respectively, which are subject to varying carryforward periods that begin to expire in 2027. Additionally, the Company had $0.3 million of federal general business credit carryforwards as of both December 31, 2025 and 2024, which will begin to expire in 2035.

The Company’s ability to utilize net operating loss carryforwards and other tax attributes to reduce future federal taxable income is subject to potential limitations under Internal Revenue Code Section 382 (“Section 382”) and Section 383 and its related tax regulations. The utilization of these attributes may be limited if certain ownership changes by 5% stockholders (as defined in Treasury regulations pursuant to Section 382) and the effects of stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company. At December 31, 2025, $117.5 million of the Company’s combined federal net operating loss carryforwards remain subject to the annual Section 382 utilization limitation, including $79.9 million acquired from MANTL. Of these, $10.0 million are subject to limited carryforward periods and will begin to expire in 2034. At December 31, 2025, $0.3 million of the Company’s federal general business credit carryforwards are subject to Section 382 limitation, of which $0.2 million are expected to expire unutilized. Subsequent ownership changes may further impact the limitation in future years.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. As part of the evaluation, the Company considered historical losses, future reversals of taxable temporary differences, the duration of statutory carryback and carryforward periods, and ongoing prudent and feasible tax planning strategies. As a result, at December 31, 2025 and 2024, the Company established a valuation allowance of $137.8 million and $127.1 million, respectively, for its net deferred tax assets as realization of the net deferred tax assets is not reasonably assured based upon a “more likely than not” threshold. The Company excluded the deferred tax liabilities related to certain indefinite-lived intangibles when calculating the valuation allowance, as these liabilities cannot be considered as a source of income when determining the realizability of the net definite-lived deferred tax assets. In addition to these indefinite-lived deferred tax liabilities, the Company also has indefinite-lived deferred tax assets which were considered as part of the Company’s net deferred tax position. The valuation allowance increased by $10.7 million and $17.9 million during the years ended December 31, 2025 and 2024, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for tax years before 2020. Operating losses generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2022 and forward remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction. The Company did not have any uncertain tax positions as of December 31, 2025 and 2024. The Company’s policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2025 and 2024, the Company did not recognize any interest or penalties.

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (“OBBBA”), was enacted in the United States. Most notably, OBBBA retroactively repeals the Tax Cuts and Jobs Act's requirement to capitalize and amortize domestic Section 174 research and development expenditures over five years. For tax years beginning after December 31, 2024, the Company will be permitted to immediately deduct domestic research and development expenditures in the year incurred, while the requirement to capitalize and amortize foreign research and development expenditures over 15 years remains in effect. This repeal is expected to increase the Company’s net operating loss carryforwards; however, due to the Company’s valuation allowance on the related deferred tax assets, it does not have a material impact on the Company’s consolidated financial statements. The provisions of OBBBA did not have a material impact on the Company’s consolidated financial statements.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$51,426	$51,426	$—	$—
Marketable securities:
Corporate bonds	9,732	—	9,732	—
Commercial paper	995	—	995	—
U.S. Treasury debt securities	23,905	23,905	—	—
International debt securities	1,003	—	1,003	—
Total marketable securities	35,635	23,905	11,730	—
Total Assets	$87,061	$75,331	$11,730	$—
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

Note 12. Earnings Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for 2025, 2024, and 2023, the number of shares used to calculate diluted net loss per share of common stock attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share of common stock attributable to common stockholders for the period presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The computation of basic and diluted EPS is as follows for the years ended December 31, 2025, 2024, and 2023:

	Year ended December 31,
(in thousands, except shares and per share amounts)	2025	2024	2023
Net Loss	$(47,652)	$(40,835)	$(62,913)
Weighted average shares of common stock outstanding - basic and diluted	103,895,195	98,892,692	94,080,797
Loss per common share - basic and diluted	$(0.46)	$(0.41)	$(0.67)

For the years ended December 31, 2025, 2024, and 2023, the following potential shares were excluded from diluted EPS as the Company had a net loss in each period presented:

	Year ended December 31,
	2025	2024	2023
Stock options	889,447	1,298,601	3,914,768
RSUs	5,941,476	6,097,253	7,305,443
ESPP	45,313	30,835	31,240
2030 Convertible Notes	10,511,495	—	—
Total anti-dilutive common share equivalents	17,387,731	7,426,689	11,251,451

Note 13. Commitments and Contingencies

Contractual Commitments

The Company has non-cancelable contractual commitments related to third-party products, hosting services and other service costs. The Company is party to several purchase commitments for third-party services that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. At December 31, 2025, the Company had approximately $44.4 million of purchase obligations in the next 12 months.

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

Operating lease expense consisted of:

	Year ended December 31,
(in thousands)	2025	2024	2023
Operating lease expense	$2,687	$2,687	$2,984
Short term lease expense and other(1)	1,105	1,026	960
Total lease expense	$3,792	$3,713	$3,944
(1) Other lease expense includes variable lease expense, sublease income, and gain on lease modification.

Supplemental lease information

	Year ended December 31,
Cash flow information (in thousands)	2025	2024	2023
Cash paid for operating lease liabilities	$2,897	$2,665	$3,907
Non-cash adjustment to operating lease right-of-use assets from lease modification(1)	$—	$—	$3,108
(1)For the year ended December 31, 2023, includes increase of $8.0 million related to the extension of lease to 2033 for the remaining leased space, net of a $4.9 million decrease related to the reduction of the leased space effective December 31, 2023.

Operating lease information	Year ended December 31, 2025
Weighted-average remaining lease term	6.4 years
Weighted-average discount rate	7.7%

The future maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2025
2026	$2,843
2027	2,636
2028	2,777
2029	3,067
2030	3,144
Thereafter	8,767
Total minimum lease payments	23,234
Less: present value discount	(5,919)
Total lease liability balance	$17,315

Note 15. Employee Benefit Plan

The Company sponsors a 401(k) savings plan that covers substantially all employees who have attained 21 years of age. Employees can defer a portion of their annual gross compensation up to limits established by the Internal Revenue Code. The Company currently matches employee contributions at 25% of employee contributions up to 8% of their salary. Matching contributions vest based on the employees tenure with the Company. Contributions for the years ended December 31, 2025, 2024, and 2023 were $2.5 million, $2.1 million, and $1.9 million, respectively.

Note 16. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill or intangibles noted for the years ended December 31, 2025 and 2024. In March 2025, the Company recorded $252.1 million to goodwill related to the acquisition of MANTL under the preliminary purchase price allocation. For the year ended December 31, 2025, the Company adjusted goodwill related to the acquisition of MANTL to $255.4 million. See Note 3 for further information. Goodwill has a carrying value of $403.4 million and $148.1 million as of December 31, 2025 and 2024, respectively.

Total intangibles, net, consisted of the following as of December 31, 2025 and 2024:

	As of December 31, 2025
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$92,800	$(9,314)	$83,486
Developed Technology	99,200	(29,462)	69,738
Tradenames	6,450	(756)	5,694
Subtotal amortizable intangible assets	198,450	(39,532)	158,918
Website domain name	25	—	25
Total intangible assets	$198,475	$(39,532)	$158,943

	As of December 31, 2024
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$20,470	$(4,185)	$16,285
Developed Technology	27,700	(15,502)	12,198
Tradenames	750	(237)	513
Subtotal amortizable intangible assets	48,920	(19,924)	28,996
Website domain name	25	—	25
Total intangible assets	$48,945	$(19,924)	$29,021

Amortization expense recognized on intangible assets was $22.3 million, $6.8 million, and $6.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

In March 2025, due to the acquisition of MANTL, the Company assessed all of the assets of MK Decisioning Systems, LLC for potential impairment and determined that $1.2 million of developed technology intangible assets, $0.1 million of customer relationship intangible assets, as well as $0.4 million of capitalized software development costs included in property and equipment, net, would not have future economic benefit and the value of the intangible assets was written off, resulting in a loss on impairment of $1.7 million. This non-cash charge was recorded to loss on impairment of intangible assets and is included in the consolidated statements of operations for the year ended December 31, 2025. No impairment was identified for goodwill or any other assets.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2026	$26,477
2027	23,614
2028	21,887
2029	21,887
2030	10,006
Thereafter	55,047
$158,918

Note 17. Related Party Transactions

Mr. Todd Clark served as President and Chief Executive Officer of CU Cooperative from 2016 to 2023 and was a member of the Company’s Board through May 2025. For the year ended December 31, 2023, CU Cooperative Systems, Inc. (“CU Cooperative”), a vendor, was paid fees of $6.2 million which relates to services resold to the Company’s clients.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2025, the last day of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, excludes the internal controls of MANTL, which was acquired on March 17, 2025. The acquired business represented approximately 6% of our total assets, excluding goodwill and intangible assets, as of December 31, 2025 and approximately 8% of our revenues for the year ended December 31, 2025. Management is in the process of integrating and standardizing processes for MANTL to conform to the Company’s control framework.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The Company’s independent registered public accounting firm, Ernst & Young LLP, which audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

On November 4, 2025, Alex Shootman, our Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense in Rule 10b5-1(c) and originally adopted on August 19, 2024, for the sale of up to 450,000 shares of the Company’s common stock through March 5, 2026, for a duration of 564 days.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

We have adopted an insider trading compliance policy that governs the purchase, sale, and other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards of the Nasdaq Global Select Market. A copy of our insider trading compliance policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

We have adopted a written code of business conduct and ethics (the “Code”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, and agents and representatives. The full text of our Code is posted on our website at https://investors.alkami.com/documents-and-charters. Any waiver of our Code for our directors or executive officers may be made only by the Board. Waivers of our Code for other employees or consultants may be made only by the Company’s Chief Legal Officer and will be reported to the Company’s Audit Committee. We will disclose any future amendments to certain provisions of our Code, or waivers of such provisions applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and agents and representatives, on our website identified above.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules.

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

(b)

The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX
			Incorporated by Reference
Exhibit	Description	File No.	Form	Exhibit	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement, dated September 10, 2021, among Alkami Technology, Inc., MK Decisioning Systems, LLC., and individuals named therein	001-40321	8-K	2.1	9/13/2021
2.2*	Merger Agreement, dated March 25, 2022, among Alkami Technology, Inc., Segmint Inc. and the other parties thereto.	001-40321	8-K	2.1	3/28/2022
2.3*	Agreement and Plan of Merger, dated February 27, 2025, by and among Alkami Technology, Inc., MCW MergerSub, Inc., and Fin Technologies, Inc. dba MANTL	001-40321	8-K	2.1	2/27/2025
3.1	Amended and Restated Certificate of Incorporation of Alkami Technology, Inc.	001-40321	8-K	3.1	4/16/2021
3.2	Amended and Restated Bylaws of Alkami Technology, Inc.	001-40321	8-K	3.2	4/16/2021
4.1	Form of Specimen Stock Certificate evidencing the shares of common stock.	333-254108	S-1	4.1	3/10/2021
4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among Alkami Technology, Inc. and the investors listed therein, dated as of September 24, 2020.	333-254108	S-1	4.2	3/10/2021
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	001-40321	10-K	4.10	2/25/2022
4.4	Indenture, dated as of March 13, 2025, between Alkami Technology, Inc. and U.S. Bank Trust Company, National Association, as trustee	001-40321	8-K	4.1	3/13/2025
4.5	Form of certificate representing the 1.50% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	001-40321	8-K	4.1	3/13/2025
10.1	Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of September 6, 2017.	333-254108	S-1	10.1	3/10/2021
10.2	First Amendment to Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of June 29, 2018.	333-254108	S-1	10.2	3/10/2021
10.3	Second Amendment to Amended and Restated Office Lease by and between Granite Park III, Ltd and Alkami Technology, Inc., dated as of November 8, 2018.	333-254108	S-1	10.3	3/10/2021
10.4	Third Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of January 7, 2019.	333-254108	S-1	10.4	3/10/2021
10.5	Fourth Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of December 27, 2019.	333-254108	S-1	10.5	3/10/2021
10.6	Fifth Amendment to Amended and Restated Office Lease by and between Granite Park NM/GP III LP, as successor in interest to Granite Park III, Ltd and Alkami Technology, Inc., dated as of November 3, 2020.	333-254108	S-1	10.6	3/10/2021
10.7†	Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of June 28, 2013.	333-254108	S-1	10.9	3/10/2021
10.8†	First Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of May 19, 2015.	333-254108	S-1	10.10	3/10/2021
10.9†	Second Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of February 11, 2016.	333-254108	S-1	10.11	3/10/2021
10.10†	Third Amendment to Bill Pay Service Reseller Agreement by and between CO-OP eCom, LLC and Alkami Technology, Inc., dated as of March 7, 2017.	333-254108	S-1	10.12	3/10/2021
10.11†	Fourth Amendment to Bill Pay Service Reseller Referral Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of September 14, 2019.	333-254108	S-1	10.13	3/10/2021
10.12†	Fifth Amendment to Bill Pay Service Reseller Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of June 1, 2020.	333-254108	S-1	10.14	3/10/2021
10.13†	Sixth Amendment to Bill Pay Service Reseller Agreement by and between Alkami Technology, Inc. and CU Cooperative Systems, Inc., dated as of December 30, 2022.	001-40321	8-K	10.1	1/3/2023
10.14#	Alkami Technology, Inc. 2011 Long-Term Incentive Plan.	333-254108	S-1	10.15	3/10/2021
10.15#	Alkami Technology, Inc. 2021 Incentive Award Plan.	333-254108	S-1	10.16	3/10/2021
10.16#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.17	3/10/2021
10.17#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.18	3/10/2021

10.18#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	333-254108	S-1	10.19	3/10/2021
10.19#	Alkami Technology, Inc. 2021 Employee Stock Purchase Plan.	333-254108	S-1	10.20	3/10/2021
10.20#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Stephen Bohanon.	333-254108	S-1/A	10.21	4/5/2021
10.21#	Amended & Restated Executive Employment Agreement, by and between Alkami Technology, Inc. and Douglas A. Linebarger.	333-254108	S-1/A	10.24	4/5/2021
10.22#	Form of Indemnification Agreement for directors and officers.	333-254108	S-1/A	10.25	4/5/2021
10.23#	Senior Executive Bonus Plan	001-40321	8-K	10.1	8/5/2021
10.24#	Employment Agreement, effective November 5, 2021, by and between Alkami Technology, Inc. and Alex Shootman	001-40321	8-K	10.1	11/4/2021
10.25	Amended and Restated Guarantee and Collateral Agreement, among Alkami Technology, Inc. as the Borrower, the other Grantors referred to therein, and Silicon Valley Bank, as Administrative Agent, dated as of April 29, 2022.	001-40321	8-K	10.1	5/2/2022
10.26*	First Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of June 27, 2023.	001-40321	8-K	10.1	6/28/2023
10.27	Sixth Amendment to Amended and Restated Office Lease, dated as of September 5, 2023.	001-40321	8-K	10.1	9/06/2023
10.28*	Second Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of July 1, 2024	001-40321	8-K/A	10.1	7/03/2024
10.29*	Third Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc., as the Borrower, the Several Lenders from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of February 27, 2025	001-40321	8-K	10.1	2/27/2025
10.30	Form of Capped Call Confirmation	001-40321	8-K	10.1	3/13/2025
10.31#	Alkami Technology, Inc. 2025 Non-Employee Director Compensation Program	001-40321	10-K	10.31	2/28/2025
10.32#	Consulting Agreement, dated April 29, 2025	001-40321	8-K	10.1	4/30/2025
10.33#	Employment Agreement, effective November 1, 2025, by and between Alkami Technology Inc. and Cassandra Hudson	001-40321	8-K	10.1	10/30/2025
19.1	Alkami Technology, Inc. Insider Trading Compliance Policy	001-40321	10-K	19.1	2/28/2025
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
97.1	Alkami Technology, Inc. Policy for Recovery of Erroneously Awarded Compensation	001-40321	10-K	97.1	2/29/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ALKAMI TECHNOLOGY, INC.
(Registrant)

Date:	February 26, 2026	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cassandra Hudson and Doug Linebarger, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Shootman	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Alex Shootman

/s/ Cassandra Hudson	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Cassandra Hudson

/s/ Prerna Sachdeva	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Prerna Sachdeva

/s/ Brian R. Smith	Director and Chairperson	February 26, 2026
Brian R. Smith

/s/ Maria I. Alvarez	Director	February 26, 2026
Maria I. Alvarez

/s/ Charles Kane	Director	February 26, 2026
Charles Kane

/s/ Steven Mitchell	Director	February 26, 2026
Steven Mitchell

/s/ Susanna Morgan	Director	February 26, 2026
Susanna Morgan

/s/ Raphael Osnoss	Director	February 26, 2026
Raphael Osnoss

/s/ Joseph Payne	Director	February 26, 2026
Joseph Payne

/s/ Barbara Yastine	Director	February 26, 2026
Barbara Yastine