Form 10-Q
period 2026-03-31
ALKAMI TECHNOLOGY, INC.
filed 2026-04-30
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-40321
ALKAMI TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware		45-3060776
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

5601 Granite Parkway,	Suite 120
Plano,	TX	75024
(Address of Principal Executive Offices)		(Zip Code)
(877) 725-5264
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALKT	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of March 31, 2026 was 107,019,174.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$40,412	$63,457
Marketable securities	37,234	35,635
Accounts receivable, net	51,435	51,494
Deferred costs, current	16,385	15,894
Prepaid expenses and other current assets	24,070	20,736
Total current assets	169,536	187,216
Property and equipment, net	27,888	26,652
Right-of-use assets	17,774	13,462
Deferred costs, net of current portion	48,224	47,430
Intangibles, net	152,323	158,943
Goodwill	403,404	403,404
Other assets	10,190	10,120
Total assets	$829,339	$847,227
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,039	$5,842
Accrued liabilities	33,539	47,359
Deferred revenues, current portion	34,004	34,770
Lease liabilities, current portion	2,178	1,576
Total current liabilities	73,760	89,547
Deferred revenues, net of current portion	25,815	25,800
Deferred income taxes	2,835	2,625
Convertible senior notes, net	336,706	336,230
Revolving loan	—	15,000
Lease liabilities, net of current portion	19,327	15,739
Other non-current liabilities	242	237
Total liabilities	458,685	485,178
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; and 107,019,174 and 106,101,875 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	107	106
Additional paid-in capital	904,363	885,796
Accumulated deficit	(533,816)	(523,853)
Total stockholders’ equity	370,654	362,049
Total liabilities and stockholders' equity	$829,339	$847,227

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(UNAUDITED)

	Three months ended March 31,
	2026	2025
Revenues	$126,138	$97,835
Cost of revenues(1)	52,269	40,075
Gross profit	73,869	57,760
Operating expenses:
Research and development	31,000	26,885
Sales and marketing	19,955	17,899
General and administrative	26,912	27,804
Amortization of acquired intangibles	1,707	568
Total operating expenses	79,574	73,156
Loss from operations	(5,705)	(15,396)
Non-operating income (expense):
Interest income	762	1,096
Interest expense	(2,267)	(801)
Loss before income taxes	(7,210)	(15,101)
Provision for (benefit from) income taxes	2,753	(7,285)
Net loss	$(9,963)	$(7,816)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.08)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	106,387,125	102,430,673
(1) Includes amortization of acquired technology of $4.9 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(UNAUDITED)

	Three months ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2026	106,101,875	$106	$885,796	$(523,853)	$362,049
Stock-based compensation	—	—	17,594	—	17,594
Issuance of common stock upon restricted stock unit vesting	805,506	1	(1)	—	—
Exercised stock options	111,793	—	974	—	974
Net loss	—	—	—	(9,963)	(9,963)
Balance March 31, 2026	107,019,174	$107	$904,363	$(533,816)	$370,654

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2025	102,088,783	$102	$833,129	$(476,201)	$357,030
Stock-based compensation	—	—	16,365	—	16,365
Issuance of common stock upon restricted stock unit vesting	697,506	1	(1)	—	—
Exercised stock options	233,687	—	1,523	—	1,523
Capped calls	—	—	(33,879)	—	(33,879)
Share-based compensation replacement awards related to merger consideration and attributable to pre-combination services	—	—	821	—	821
Net loss	—	—	—	(7,816)	(7,816)
Balance March 31, 2025	103,019,976	$103	$817,958	$(484,017)	$334,044

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,963)	$(7,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,124	3,430
Accrued interest on marketable securities, net	46	(279)
Stock-based compensation expense	17,310	16,093
Amortization of discount and debt issuance costs	548	192
Loss on impairment of intangible assets	—	1,655
Deferred taxes	210	(8,312)
Changes in operating assets and liabilities:
Accounts receivable	59	(6,572)
Prepaid expenses and other assets	(3,639)	(5,416)
Accounts payable and accrued liabilities	(15,740)	(2,002)
Deferred costs	(1,004)	(158)
Deferred revenues	(751)	3,521
Net cash used in operating activities	(4,800)	(5,664)
Cash flows from investing activities:
Purchase of marketable securities	(17,595)	(21,883)
Proceeds from sales, maturities, and redemptions of marketable securities	15,950	9,900
Purchases of property and equipment	(387)	(485)
Capitalized software development costs	(2,187)	(1,446)
Acquisition of business, net of cash acquired	—	(375,499)
Net cash used in investing activities	(4,219)	(389,413)
Cash flows from financing activities:
Payments on revolving loan	(15,000)	—
Debt issuance costs paid	—	(779)
Proceeds from issuance of convertible senior notes	—	335,513
Proceeds from borrowing under revolving loan	—	60,000
Purchase of capped calls	—	(33,879)
Proceeds from stock option exercises	974	1,523
Net cash (used in) provided by financing activities	(14,026)	362,378
Net decrease in cash and cash equivalents	(23,045)	(32,699)
Cash and cash equivalents, beginning of period	63,457	94,359
Cash and cash equivalents, end of period	$40,412	$61,660

Supplemental information and non-cash activities
Accrued but unpaid debt issuance costs	$—	$1,119

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

In the Company's opinion, the accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim Unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes for the fiscal year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2026.

The Company has no sources of other comprehensive income, and accordingly, net loss presented each period is the same as comprehensive loss.

The Company has reclassified certain prior period amounts in the Unaudited Condensed Consolidated Statements of Operations and Notes to the Unaudited Condensed Consolidated Financial Statements to conform to current periods presentation.

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

See the accompanying Condensed Consolidated Financial Statements for single reportable segment-level financial information, total assets, revenues from external customers, depreciation and amortization expense, interest income and interest expense, provision for (benefit from) income taxes, and significant non-cash transactions.

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). The amendments in the ASU are intended to simplify the capitalization guidance by removing all references to software development project stages so that guidance is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Condensed Consolidated Statements of Operations, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its Condensed Consolidated Financial disclosures.

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

Goodwill resulted from the acquisition as it is intended to augment and diversify the Company’s single reportable segment and provide a complementary solution to its existing platform offering. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of MANTL, the goodwill is not deductible for tax purposes.

The Company estimated and recorded a net deferred tax liability of $12.6 million after offsetting the acquired available tax attributes with the identifiable intangible assets shown in the table above.

In connection with the acquisition of MANTL, the vesting of certain outstanding unvested equity awards was accelerated. These awards were settled in cash upon the closing of the transaction and were accounted for as post-combination stock-based compensation expense. As a result, the Company recognized stock-based compensation expense of $3.9 million, of which $1.0 million, $1.0 million, $0.3 million, and $1.6 million are included in cost of revenues, research and development, sales and marketing, and general and administrative, respectively, in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025.

For the three months ended March 31, 2026 and 2025, the Company recognized acquisition-related expenses of $0.4 million and $2.4 million, respectively, related to the acquisition of MANTL. Acquisition-related expenses are included in general and administrative in the Condensed Consolidated Statements of Operations.

The revenue contribution from the MANTL acquisition was $14.9 million for the three months ended March 31, 2026 and $1.4 million for the period of March 18, 2025 through March 31, 2025.

Note 4. Property and Equipment, Net

Depreciation and amortization expense was $1.5 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

Property and equipment, net, includes the following amounts at March 31, 2026 and December 31, 2025:

(in thousands)	Useful Life	March 31, 2026	December 31, 2025
Capitalized software development costs	5 years	30,274	27,803
Equipment and software	3 to 5 years	3,591	3,283
Leasehold improvements	3 to 10 years	10,233	10,230
		$44,098	$41,316
Less: accumulated depreciation and amortization		(16,210)	(14,664)
Property and equipment, net		$27,888	$26,652

See Note 15 for information related to a capitalized software development costs impairment for the three months ended March 31, 2025.

Note 5. Revenues and Deferred Costs

The following table disaggregates the Company's revenue by major source for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in thousands)	2026	2025
SaaS subscription services	$120,778	$92,808
Implementation services	3,659	2,272
Other services	1,701	2,755
Total revenues	$126,138	$97,835

The Company recognized approximately $12.5 million of revenue during the three months ended March 31, 2026 that was included in deferred revenues in the accompanying Condensed Consolidated Balance Sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of March 31, 2026, the Company’s remaining performance obligation totaled approximately $1.7 billion. The Company expects to recognize approximately 50.2% of these remaining obligations as revenue over the next 24 months, an additional 33.7% in the next 25 to 48 months, and the remaining balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Contract assets totaled $3.8 million and $3.6 million as of March 31, 2026 and December 31, 2025, respectively, which are included in other assets in the accompanying Condensed Consolidated Balance Sheets.

Deferred Cost Recognition

The Company capitalized $1.5 million and $1.0 million in deferred commissions costs during the three months ended March 31, 2026 and 2025, respectively, and recognized amortization of $1.9 million and $1.5 million during the three months ended March 31, 2026 and 2025, respectively. Amortization expense is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Operations. Deferred commissions are considered costs to obtain a contract and are included in deferred costs in the accompanying Condensed Consolidated Balance Sheets in the amount of $32.6 million and $32.9 million as of March 31, 2026 and December 31, 2025, respectively.

The Company capitalized implementation costs of $3.6 million and $2.5 million during the three months ended March 31, 2026 and 2025, respectively, and recognized amortization of $2.0 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense is included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred costs in the accompanying Condensed Consolidated Balance sheets in the amount of $32.0 million and $30.4 million as of March 31, 2026 and December 31, 2025, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No material impairment losses were recognized in relation to these capitalized costs for the three months ended March 31, 2026 and 2025.

Note 6. Accounts Receivable, net

Accounts receivable, net includes the following amounts at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Trade accounts receivable	$44,310	$44,136
Unbilled receivables	7,741	7,914
Total receivables	52,051	52,050
Allowance for credit losses	(460)	(460)
Reserve for estimated credits	(156)	(96)
Total accounts receivable, net	$51,435	$51,494

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Bonus accrual	$4,317	$15,865
Commissions accrual	966	4,090
Client refund liability	538	1,388
Self-insured reserve	1,830	2,040
Accrued third-party solution costs	10,167	10,154
Accrued vendor purchases	7,211	6,113
Other accrued liabilities	8,510	7,709
Total accrued liabilities	$33,539	$47,359

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

Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. The Amended Credit Agreement previously provided for a term loan, which was fully repaid in December 2023 and cannot be re-borrowed. The Company had borrowings of $60 million on the Revolving Facility during March 2025, with the proceeds used for the acquisition of MANTL. The Company repaid the remaining $15.0 million outstanding during the three months ended March 31, 2026. As of March 31, 2026, there were no borrowings outstanding under the Revolving Facility. The interest rate in effect for the Revolving Facility as of March 31, 2025 was 9.75%. In April 2025, the rate decreased to 7.68%, in July 2025, the rate increased to approximately 7.70%, and in December 2025, the rate decreased to 7.13%, which remained the effective interest rate as of December 31, 2025. In January 2026, the rate decreased to 7.02%, which remained the effective interest rate as of March 31, 2026. Interest expense related to the outstanding borrowings on the Revolving Facility was $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Amended Credit Agreement also contains customary events of default which, if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of March 31, 2026.

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

As of March 31, 2026, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

The net carrying amount of the 2030 Convertible Notes consisted of the following (in thousands):

(in thousands)	March 31, 2026
Principal	$345,000
Unamortized debt discount	(7,555)
Unamortized debt issuance costs	(739)
Net carrying amount	$336,706

The debt discount and issuance costs are being amortized to interest expense over the term of the 2030 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the discount and issuance costs of the 2030 Convertible Notes is 2.14%. For the three months ended March 31, 2026, interest expense related to the 2030 Convertible Notes consisted of the following (in thousands):

	Three months ended March 31,
(in thousands)	2026	2025
Contractual interest expense	$1,294	$216
Amortization of debt discount and issuance costs	476	136
Total interest expense	$1,770	$352

As of March 31, 2026, the 2030 Convertible Notes had a principal amount of $345 million and an estimated fair value of $310 million. The estimated fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the 2030 Convertible Notes in an over-the-counter market on the last trading day of the reporting period.

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

The Capped Calls are separate transactions and are not part of the terms of the 2030 Convertible Notes. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock and meet the requirements to be classified in equity and, as such, are not remeasured each reporting period. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within stockholders’ equity during the three months ended March 31, 2025.

Note 9. Stockholders' Equity

Equity Compensation Plans

Stock-based compensation expense was included in the Condensed Consolidated Statements of Operations as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Cost of revenues	$1,430	$2,636
Research and development	5,245	5,434
Sales and marketing	2,958	2,847
General and administrative	7,677	9,085
Total stock-based compensation expenses	$17,310	$20,002

In connection with the acquisition of MANTL in March 2025, the vesting of certain outstanding unvested equity awards were accelerated and settled in cash, resulting in the Company recognizing $3.9 million of stock-based compensation expense for the three months ended March 31, 2025. See Note 3 for additional information.

Note 10. Income Taxes

The Company recorded income tax expense of $2.8 million and income tax benefit of $7.3 million for the three months ended March 31, 2026 and 2025, respectively, resulting in an effective tax rate of (38.2)% and 48.2%, respectively.

The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 differ from the U.S. statutory tax rate primarily due to unfavorable permanent differences and changes in the valuation allowance recorded against the Company’s deferred tax assets. For the three months ended March 31, 2025, the effective tax rate was further impacted by a deferred tax benefit resulting from the partial release of a pre-existing valuation allowance in connection with the MANTL business combination.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	March 31, 2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$29,062	$29,062	$—	$—
Marketable securities:
Corporate bonds	10,124	—	10,124	—
Commercial paper	4,947	—	4,947	—
U.S. Treasury debt securities	22,163	22,163	—	—
Total marketable securities	37,234	22,163	15,071	—
Total assets	$66,296	$51,225	$15,071	$—
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

Because the Company has reported a net loss for the three months ended March 31, 2026 and 2025, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

In connection with the offering of the 2030 Convertible Notes, the Company entered into Capped Calls that are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion. The impact of the Capped Calls is not included when calculating potentially dilutive shares since their effect is anti-dilutive.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in thousands, except shares and per share amounts)	2026	2025
Net loss	$(9,963)	$(7,816)
Weighted-average shares of common stock outstanding - basic and diluted	106,387,125	102,430,673
Net loss per common share - basic and diluted	$(0.09)	$(0.08)

The following potential shares of common stock were excluded from diluted net loss per share as the Company had a net loss in each of the periods presented:

	As of March 31,
	2026	2025
Stock options	775,554	1,063,698
Restricted Stock Units	8,906,410	8,276,824
ESPP	191,260	104,466
2030 Convertible Notes	10,511,495	10,511,495
Total anti-dilutive common share equivalents	20,384,719	19,956,483

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

Note 14. Leases

The Company leases office space under non-cancellable operating leases for its corporate headquarters in Plano, Texas.

On February 24, 2026, the Company entered into an agreement for an office lease in India that became effective on March 9, 2026, with a lease term of five years. The Company recognized a lease liability and ROU asset of $4.8 million for the India lease, included in the Condensed Consolidated Balance Sheets.

Operating lease expense consisted of:

	Three months ended March 31,
(in thousands)	2026	2025
Operating lease expense	$772	$672
Short-term lease expense and other (1)	306	175
Total lease expense	$1,078	$847
(1) Other lease expense includes variable lease expense.

Supplemental Cash Flow Information

	Three months ended March 31,
Cash flow information (in thousands)	2026	2025
Cash paid for operating lease liabilities	$731	$672
Right-of-use assets obtained in exchange for operating lease obligations(1)	$4,797	$—
(1) For the three months ended March 31, 2026, right-of-use assets obtained in exchange for operating lease obligations is related to the commencement of the Company’s lease agreement in India.

The future maturities of operating lease liabilities are as follows:

(in thousands)	March 31, 2026
2026 (nine months remaining)	$2,899
2027	3,738
2028	3,945
2029	4,307
2030	4,458
Thereafter	9,017
Total minimum lease payments	28,364
Less: present value discount	(6,859)
Total lease liability balance	$21,505

Note 15. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted as of March 31, 2026. Goodwill has a carrying value of $403.4 million and $403.4 million as of March 31, 2026 and December 31, 2025, respectively.

Total intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$92,800	$(10,860)	$81,940
Developed Technology	99,200	(34,375)	64,825
Tradenames	6,450	(917)	5,533
Total amortizable intangible assets	198,450	(46,152)	152,298
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$198,475	$(46,152)	$152,323

	As of December 31, 2025
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$92,800	$(9,314)	$83,486
Developed Technology	99,200	(29,462)	69,738
Tradenames	6,450	(756)	5,694
Total amortizable intangible assets	198,450	(39,532)	158,918
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$198,475	$(39,532)	$158,943

Amortization expense recognized on intangible assets was $6.6 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively.

In March 2025, due to the acquisition of MANTL, the Company assessed all of the assets of MK Decisioning Systems, LLC for potential impairment and determined that $1.2 million of developed technology intangible assets, $0.1 million of customer relationship intangible assets, as well as $0.4 million of capitalized software development costs included in property and equipment, net, would not have future economic benefit and the value of the intangible assets was written off, resulting in a loss on impairment of $1.7 million. This non-cash charge was recorded to general administrative expenses within the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025. No impairment was identified for goodwill or any other assets.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2026 (nine months remaining)	$19,857
2027	23,614
2028	21,887
2029	21,887
2030	10,006
Thereafter	55,047
$152,298

Note 16. Subsequent Event

On April 23, 2026, the Board authorized a share repurchase program to repurchase up to $100 million of the Company’s common stock. Repurchases under the program may be made from time to time, at management’s discretion, using a variety of methods, including open market purchases, privately negotiated transactions, and other means all in accordance with federal securities laws and other applicable legal requirements, including pursuant to one or more Rule 10b5-1 trading plans. The timing and size of any repurchases will be determined by management based on prevailing share prices, general economic and market conditions, the Company’s liquidity and capital needs, and other factors deemed relevant. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the discretion of the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

Unless the context otherwise requires, all references in this report to the “Company,” “Alkami,” “we,” “us” and “our” refer to Alkami Technology, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole.

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “commits,” “expects,” “suggests,” “plans,” “believes,” “intends,” “estimates,” “targets,” “projects,” “seeks,” “should,” “can,” “could,” “would,” “may,” “will,” “forecasts,” “strategy,” “future,” “likely” or the negative of these terms or other similar expressions. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. Forward-looking statements are not guarantees of future performance or results and are subject to and involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in the Annual Report on Form 10-K, may materially affect such forward-looking statements:

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
•our ability to meet certain operating and financial covenants and restrictions under our Amended Credit Agreement;
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

During 2024, we established a new subsidiary in India to support potential future operational needs. While our presence in India has grown since 2024, these operations remain immaterial to our Condensed Consolidated Financial Statements as of March 31, 2026.

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

•Integrations: Scalability and extensibility driven by more than 350 real-time integrations to back-office systems and third-party fintech solutions as of March 31, 2026, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

•Deep data capabilities: Data synchronized and stored from back-office systems and third-party fintech solutions and synthesized into meaningful insights, targeted content, and other areas of monetization.

The Platform allows us to offer an end-to-end set of software solutions. Our typical relationship with an FI begins with a set of core digital banking functional components, which can expand over time to include a rounded suite of products across onboarding and account opening, marketing, data insights, account management, payments and receivables, admin, risk and reporting, business and commercial banking, retail banking, financial analytics, and extensibility.

We primarily go to market through an internal sales force. Given the long-term nature of our Platform contracts, a typical sales cycle can range from approximately three to 12 months, with the subsequent implementation timeframe generally ranging from six to 12 months depending on the depth of integration.

We derive our Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of March 31, 2026. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. In these cases, our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer or member penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended March 31, 2026 and 2025, our total revenues were $126.1 million and $97.8 million, respectively, representing a 28.9% increase period-over-period. SaaS subscription revenues, as further described below, represented 95.8% and 94.9% of total revenues for the three months ended March 31, 2026 and 2025, respectively. We incurred net losses of $10.0 million and $7.8 million for the three months ended March 31, 2026 and 2025, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of March 31, 2026, we served 307 FIs through the Platform and 1000 clients when including unique clients only subscribing to one or a combination of ACH Alert, Segmint, or MANTL products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer or member. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 350 integrations as of March 31, 2026 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had 4 client renewals in the three months ended March 31, 2026. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 24.6% and 27.5% of our revenues for the three months ended March 31, 2026 and 2025, respectively. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

We derive substantially all of our revenues from SaaS subscription services charged for the use of our digital sales and service solution. Our client relationships are predominantly based on multi-year contracts for the Platform that have had an average contract life of approximately 70 months as of March 31, 2026. Subscription services are recognized over time on a ratable basis over the client agreement term beginning on the date our solution is made available to our client. The promised consideration may include fixed or variable amounts. Our clients with enterprise license contracts are invoiced on an agreed upon monthly rate throughout the contract term, which may include fixed monthly or annual rate escalations. Fixed dollar or percentage escalations that are not based on registered users are considered part of the fixed transaction price and recognized on a straight-line basis over the SaaS subscription period evenly. The majority of our client contracts are based on registered users, for which clients are invoiced a monthly contractual minimum fee for each licensed solution. In addition, to the extent clients exceed their contractual minimum commitments, we invoice a monthly subscription fee based on (i) the number of registered users on each licensed solution and (ii) the number of bill-pay and certain other transactions conducted through our Platform. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer or member penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services, which are recognized on a straight-line basis over the contract term.

We receive implementation and other upfront fees for the implementation, configuration and integration of our Platform. We typically invoice these services as a fixed price per contract. These fees are not distinct from the underlying licensed SaaS subscription services. As a result, we recognize the resulting revenues on a straight-line basis over the client’s initial agreement term for our licensed SaaS solutions, commencing upon launch.

Occasionally, our clients request custom development and other professional services, which we provide. These are generally one-time requests and involve unique, non-standard features, functions, conversions, or integrations that are intended to enhance or modify their licensed SaaS solutions. We recognize revenues at the point in time the services are transferred to the client.

The following table disaggregates our revenues for the three months ended March 31, 2026 and 2025 by major source:

	Three months ended March 31,
(in thousands)	2026	2025
SaaS subscription services	$120,778	$92,808
Implementation services	3,659	2,272
Other services	1,701	2,755
Total revenues	$126,138	$97,835

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

We intend to continue to increase our investments in our implementation, client support teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the efficiency and utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three months ended March 31, 2026 and 2025 was 58.6% and 59.0%, respectively.

The major components of cost of revenues are represented in the following table as percentages of revenues for the three months ended March 31, 2026 and 2025, respectively:

	Three months ended March 31,
(Cost component as a % of revenue)	2026	2025
Third-party hosting services	5.5%	5.2%
Direct costs of bill-pay and other third-party intellectual property	19.4%	18.4%
Implementation and client support teams	8.0%	9.3%
Development team (maintenance and updates)	2.7%	2.9%
Amortization	4.7%	2.5%
Stock-based compensation	1.1%	2.7%

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

General and Administrative. General and administrative expenses consist primarily of personnel-related costs for our executive, finance, legal, human resources, information technology, security and compliance and other administrative employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. General and administrative expenses also include accounting, auditing and legal professional services fees, acquisition-related expenses, loss on impairment of intangible assets, secondary offering related expenses, stockholder matters related expenses, travel and other unallocated corporate-related expenses, such as the cost of our facilities, employee relations, corporate telecommunication and software. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees. However, we expect that general and administrative expenses will decrease as a percentage of revenue over the long term.

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

Provision for (Benefit From) Income Taxes

Our effective tax rate differs from the statutory tax rate primarily due to unfavorable permanent differences and changes in the valuation allowance recorded against the Company’s deferred tax assets.

As a result of our valuation allowance, provision for (benefit from) income taxes consists primarily of current state income taxes, current foreign income taxes, and deferred taxes related to the tax amortization of acquired goodwill, offset by a deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the MANTL business combination. See Notes 3 and 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the Condensed Consolidated Financial Statements and notes included elsewhere in this filing. The following table presents our selected Condensed Consolidated Statements of Operations data for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
(in thousands)	2026	2025
Revenues	$126,138	$97,835
Cost of revenues (1) (2)	52,269	40,075
Gross profit	73,869	57,760
Operating expenses (2):
Research and development	31,000	26,885
Sales and marketing	19,955	17,899
General and administrative	26,912	27,804
Amortization of acquired intangibles	1,707	568
Total operating expenses	79,574	73,156
Loss from operations	(5,705)	(15,396)
Non-operating income (expense):
Interest income	762	1,096
Interest expense	(2,267)	(801)
Loss before income taxes	(7,210)	(15,101)
Provision for (benefit from) income taxes	2,753	(7,285)
Net loss	$(9,963)	$(7,816)

(1) Includes amortization of acquired technology of $4.9 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.
(2) Includes stock-based compensation expenses as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Cost of revenues	$1,430	$2,636
Research and development	5,245	5,434
Sales and marketing	2,958	2,847
General and administrative	7,677	9,085
Total stock-based compensation expenses	$17,310	$20,002

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended March 31,
(in thousands)	2026	2025
Net loss	$(9,963)	$(7,816)
Provision for (benefit from) income taxes	2,753	(7,285)
Interest expense (income), net	1,505	(295)
Depreciation and amortization	8,124	3,430
Stock-based compensation expense	17,310	20,002
Acquisition-related expenses	390	2,378
Loss on impairment of intangible assets	—	1,655
Stockholder matters related expenses(1)	2,223	—
Adjusted EBITDA (2)	$22,342	$12,069
(1) Stockholder matters related expenses consist primarily of legal, consulting, advisory fees, and other related costs to stockholder matters that are outside of the ordinary course of our business. We believe such expenses do not have a direct correlation to the operation of our business and may vary in size depending on timing, nature, and resolution of such stockholder matters.

(2) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before provision for (benefit from) income taxes; interest expense (income), net; depreciation and amortization; stock-based compensation expense; acquisition-related expenses; loss on impairment of intangible assets; and stockholder matters related expenses. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

Comparison of Three Months Ended March 31, 2026 and 2025

Revenues

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Revenues	$126,138	$97,835	$28,303	28.9%

	March 31,
	2026	2025
Annual Recurring Revenue (ARR)	$493,573	$403,885	$89,688	22.2%
Registered Users	23,001	20,461	2,540	12.4%
Revenue per Registered User (RPU)	$21.46	$19.74	$1.72	8.7%

Revenues increased by $28.3 million, or 28.9%, for the three months ended March 31, 2026 compared to the same period in 2025.

The increase of $28.3 million in revenues for the three months ended March 31, 2026 was primarily due to user growth on our Platform from both existing client digital user growth and new client implementations and selling additional solutions to existing clients resulting in increased RPU. The revenue contribution from the MANTL acquisition was $14.9 million for the three months ended March 31, 2026.

Cost of Revenues

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Cost of revenues	$52,269	$40,075	$12,194	30.4%
Percentage of revenues	41.4%	41.0%	0.4%	1.0%

Cost of revenues increased by $12.2 million, or 30.4%, for the three months ended March 31, 2026 compared to the same period in 2025. Our gross margin for the three months ended March 31, 2026 was 58.6%, and was 59.0% for the three months ended March 31, 2025. The driver for the decrease in gross margin for the three months ended March 31, 2026 compared to the same period in 2025 is primarily related to the increased amortization of intangible assets included in cost of revenues due to the acquisition of MANTL.

The increase in cost of revenues for the three months ended March 31, 2026 was primarily driven by $6.6 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, a $3.1 million increase in amortization of intangible assets, primarily related to the acquisition of MANTL, and $1.8 million in higher hosting costs.

Operating Expenses

	Three months ended March 31,		Change
	2026	2025	$	%
($ in thousands)
Research and development	$31,000	$26,885	$4,115	15.3%
Sales and marketing	19,955	17,899	2,056	11.5%
General and administrative	26,912	27,804	(892)	(3.2)%
Amortization of acquired intangibles	1,707	568	1,139	200.5%
Total operating expenses	$79,574	$73,156	$6,418	8.8%
Percentage of revenues	63.1%	74.8%

Research and Development

Research and development expenses increased by $4.1 million, or 15.3%, for the three months ended March 31, 2026 compared to the same period in 2025. For the three months ended March 31, 2026, the increase was primarily due to a $4.5 million increase in personnel-related costs resulting from headcount growth in our engineering, information technology and product teams dedicated to platform enhancements and innovation.

Sales and Marketing

Sales and marketing expenses increased by $2.1 million, or 11.5%, for the three months ended March 31, 2026 compared to the same period in 2025. For the three months ended March 31, 2026, the increase was primarily due to a $2.8 million increase in personnel-related costs, resulting from headcount growth in our sales and marketing teams, partially offset by a decrease in costs related to the timing of industry conferences and trade shows of $1.1 million.

General and Administrative

General and administrative expenses decreased by $0.9 million, or 3.2%, for the three months ended March 31, 2026, compared to the same period in 2025. For the three months ended March 31, 2026, the decrease was primarily due to lower acquisition-related expenses of $2.0 million and lower stock-based compensation expense of $1.4 million, partially offset by an increase in stockholder matters related expenses of $2.2 million.

Amortization of Acquired Intangibles

Amortization of acquired intangibles increased by $1.1 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the acquisition of intangible assets as part of the acquisition of MANTL in March 2025 and related additional amortization.

Non-Operating Income (Expense)

Non-operating expense increased by $1.8 million for the three months ended March 31, 2026, compared to the same period in 2025, due to the increase in net interest expense related to the 2030 Convertible Notes.

Provision for (Benefit From) Income Taxes

The Company recorded income tax expense of $2.8 million and income tax benefit of $7.3 million for the three months ended March 31, 2026 and 2025, respectively, resulting in an effective tax rate of (38.2)% and 48.2%, respectively.

The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 differ from the U.S. statutory tax rate primarily due to unfavorable permanent differences and changes in the valuation allowance recorded against the Company’s deferred tax assets. For the three months ended March 31, 2025, the effective tax rate was further impacted by a deferred tax benefit resulting from the partial release of a pre-existing valuation allowance in connection with the MANTL business combination.

Liquidity and Capital Resources

As of March 31, 2026, we had $77.6 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $533.8 million. Our net losses have been driven by our investments in developing our Digital Sales & Service Platform, expanding our sales, marketing and implementation organizations, and scaling our administrative functions to support our rapid growth.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(4,800)	$(5,664)
Net cash used in investing activities	$(4,219)	$(389,413)
Net cash (used in) provided by financing activities	$(14,026)	$362,378

Net Cash Used In Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $4.8 million, which consisted of a net loss of $10.0 million, adjusted by non-cash charges of $26.2 million and net cash outflows from the change in net operating assets and liabilities of $21.1 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $8.1 million and stock-based compensation expense of $17.3 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $15.7 million decrease in accounts payable and accrued liabilities, a $3.6 million increase in prepaid expenses and other assets, and a $1.0 million increase in deferred costs.

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

Net Cash Used in Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $4.2 million, primarily consisting of $17.6 million in purchases of marketable securities and $2.2 million related to capitalized software development costs, partially offset by $16.0 million in proceeds from sales, maturities, and redemptions of marketable securities.

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

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was $14.0 million, which was primarily due to $15.0 million of payments on the revolving loan under the Revolving Facility, partially offset by $1.0 million in proceeds from the exercise of stock options to purchase 0.1 million shares of our common stock.

For the three months ended March 31, 2025, net cash provided by financing activities was $362.4 million, which was primarily due to proceeds of $335.5 million from issuance of convertible senior notes, proceeds of $60.0 million from revolver loan borrowings, and $1.5 million in proceeds from the exercise of stock options to purchase 0.2 million shares of our common stock, partially offset by $33.9 million paid for the Capped Calls and $0.8 million of debt issuance costs paid.

Debt Transactions

On February 27, 2025, the Company entered into the Third Amendment and subsequently borrowed $60 million on the Revolving Facility during March 2025, with the proceeds used for the acquisition of MANTL. The Company repaid the remaining $15.0 million outstanding during the three months ended March 31, 2026. As of March 31, 2026, there were no borrowings outstanding under the Revolving Facility. Refer to Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information regarding the Amended Credit Agreement.

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

Total interest expense, including commitment fees and unused line fees, was $2.3 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense related to the 2030 Convertible Notes and Revolving Facility was $1.8 million and $0.2 million, respectively, for the three months ended March 31, 2026, and $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2025.

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

Unamortized discounts and debt issuance costs totaled $9.4 million and $10.0 million as of March 31, 2026 and December 31, 2025, respectively. Amortization expense related to unamortized discounts and debt issuance costs (included in interest expense in the Condensed Consolidated Statements of Operations) totaled $0.5 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Share Repurchase Program

On April 23, 2026, the Board authorized a share repurchase program to repurchase up to $100 million of the Company’s common stock. Repurchases under the program may be made from time to time, at management’s discretion, using a variety of methods, including open market purchases, privately negotiated transactions, and other means all in accordance with federal securities laws and other applicable legal requirements, including pursuant to one or more Rule 10b5-1 trading plans. The timing and size of any repurchases will be determined by management based on prevailing share prices, general economic and market conditions, the Company’s liquidity and capital needs, and other factors deemed relevant. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the discretion of the Board of Directors. The Company’s capital allocation strategy focuses on driving growth through acquisitions, deleveraging the balance sheet and now, enhancing stockholder value through opportunistic share repurchases.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of March 31, 2026, compared to those discussed as of December 31, 2025 in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2026, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Alkami Technology, Inc.

Date:	April 30, 2026	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2026	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Financial Officer
(Principal Financial Officer)