Form 10-Q
period 2026-06-30
ALKAMI TECHNOLOGY, INC.
filed 2026-07-30
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of June 30, 2026 was 106,941,980.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$45,512	$63,457
Marketable securities	35,443	35,635
Accounts receivable, net	56,718	51,494
Deferred costs, current	17,464	15,894
Prepaid expenses and other current assets	22,318	20,736
Total current assets	177,455	187,216
Property and equipment, net	28,567	26,652
Right-of-use assets	17,208	13,462
Deferred costs, net of current portion	48,651	47,430
Intangibles, net	145,704	158,943
Goodwill	403,404	403,404
Other assets	10,092	10,120
Total assets	$831,081	$847,227
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$12,330	$5,842
Accrued liabilities	35,176	47,359
Deferred revenues, current portion	33,513	34,770
Lease liabilities, current portion	2,170	1,576
Total current liabilities	83,189	89,547
Deferred revenues, net of current portion	26,041	25,800
Deferred income taxes	2,940	2,625
Convertible senior notes, net	337,204	336,230
Revolving loan	—	15,000
Lease liabilities, net of current portion	18,784	15,739
Other non-current liabilities	246	237
Total liabilities	468,404	485,178
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; and 106,941,980 and 106,101,875 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	107	106
Additional paid-in capital	905,286	885,796
Accumulated deficit	(542,716)	(523,853)
Total stockholders’ equity	362,677	362,049
Total liabilities and stockholders' equity	$831,081	$847,227

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$129,844	$112,059	$255,982	$209,894
Cost of revenues(1)	56,031	46,441	108,300	86,516
Gross profit	73,813	65,618	147,682	123,378
Operating expenses:
Research and development	31,399	30,231	62,399	57,116
Sales and marketing	22,821	22,991	42,776	40,890
General and administrative	25,591	26,552	52,503	54,356
Amortization of acquired intangibles	1,707	1,707	3,414	2,275
Total operating expenses	81,518	81,481	161,092	154,637
Loss from operations	(7,705)	(15,863)	(13,410)	(31,259)
Non-operating income (expense):
Interest income	684	1,164	1,446	2,260
Interest expense	(2,091)	(3,188)	(4,358)	(3,989)
Loss before income taxes	(9,112)	(17,887)	(16,322)	(32,988)
(Benefit from) provision for income taxes	(212)	(4,296)	2,541	(11,581)
Net loss	$(8,900)	$(13,591)	$(18,863)	$(21,407)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.08)	$(0.13)	$(0.18)	$(0.21)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	106,862,412	103,389,459	106,626,081	102,912,715
(1) Includes amortization of acquired technology of $4.9 million for both the three months ended June 30, 2026 and 2025, and $9.8 million and $6.8 million for the six months ended June 30, 2026 and 2025, respectively.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(UNAUDITED)

	Three months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance March 31, 2026	107,019,174	$107	$904,363	$(533,816)	$370,654
Stock-based compensation	—	—	17,492	—	17,492
Issuance of common stock upon restricted stock unit vesting	541,122	1	(1)	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	219,125	—	3,094	—	3,094
Exercised stock options	47,134	—	367	—	367
Payments for taxes related to net settlement of equity awards	—	—	(5,030)	—	(5,030)
Repurchases of common stock	(884,575)	(1)	(14,999)	—	(15,000)
Net loss	—	—	—	(8,900)	(8,900)
Balance June 30, 2026	106,941,980	$107	$905,286	$(542,716)	$362,677

	Three months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance March 31, 2025	103,019,976	$103	$817,958	$(484,017)	$334,044
Stock-based compensation	—	—	19,888	—	19,888
Issuance of common stock upon restricted stock unit vesting	855,832	1	(1)	—	—
Common stock issued under ESPP	126,666	—	2,943	—	2,943
Exercised stock options	80,664	—	732	—	732
Net loss	—	—	—	(13,591)	(13,591)
Balance June 30, 2025	104,083,138	$104	$841,520	$(497,608)	$344,016

	Six months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2025	106,101,875	$106	$885,796	$(523,853)	$362,049
Stock-based compensation	—	—	35,086	—	35,086
Issuance of common stock upon restricted stock unit vesting	1,346,628	2	(2)	—	—
Common stock issued under ESPP	219,125	—	3,094	—	3,094
Exercised stock options	158,927	—	1,341	—	1,341
Payments for taxes related to net settlement of equity awards	—	—	(5,030)	—	(5,030)
Repurchases of common stock	(884,575)	(1)	(14,999)	—	(15,000)
Net loss	—	—	—	(18,863)	(18,863)
Balance June 30, 2026	106,941,980	$107	$905,286	$(542,716)	$362,677

	Six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2024	102,088,783	$102	$833,129	$(476,201)	$357,030
Stock-based compensation	—	—	36,253	—	36,253
Issuance of common stock upon restricted stock unit vesting	1,553,338	2	(2)	—	—
Common stock issued under ESPP	126,666	—	2,943	—	2,943
Exercised stock options	314,351	—	2,255	—	2,255
Capped calls	—	—	(33,879)	—	(33,879)
Stock-based compensation replacement awards related to merger consideration and attributable to pre-combination services	—	—	821	—	821
Net loss	—	—	—	(21,407)	(21,407)
Balance June 30, 2025	104,083,138	$104	$841,520	$(497,608)	$344,016
The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,863)	$(21,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,415	11,186
Accrued interest on marketable securities, net	(75)	(540)
Stock-based compensation expense	34,802	35,608
Amortization of discount and debt issuance costs	1,118	785
Loss on impairment of intangible assets	—	1,655
Deferred taxes	315	(12,006)
Changes in operating assets and liabilities:
Accounts receivable	(5,224)	(7,461)
Prepaid expenses and other assets	(2,098)	(15,752)
Accounts payable and accrued liabilities	(5,793)	4,199
Deferred costs	(2,361)	(2,280)
Deferred revenues	(1,016)	1,506
Net cash provided by (used in) operating activities	17,220	(4,507)
Cash flows from investing activities:
Purchase of marketable securities	(23,531)	(29,971)
Proceeds from sales, maturities, and redemptions of marketable securities	23,798	17,200
Purchases of property and equipment	(772)	(882)
Capitalized software development costs	(4,065)	(3,208)
Acquisition of business, net of cash acquired	—	(375,499)
Net cash used in investing activities	(4,570)	(392,360)
Cash flows from financing activities:
Payments on revolving loan	(15,000)	(10,000)
Debt issuance costs paid	—	(1,898)
Proceeds from ESPP issuances	3,094	2,943
Proceeds from issuance of convertible senior notes	—	335,513
Proceeds from borrowing under revolving loan	—	60,000
Purchase of capped calls	—	(33,879)
Payments for taxes related to net settlement of equity awards	(5,030)	—
Proceeds from stock option exercises	1,341	2,255
Repurchases of common stock	(15,000)	—
Net cash (used in) provided by financing activities	(30,595)	354,934
Net decrease in cash and cash equivalents	(17,945)	(41,933)
Cash and cash equivalents, beginning of period	63,457	94,359
Cash and cash equivalents, end of period	$45,512	$52,426

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

In the Company's opinion, the accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim Unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes for the fiscal year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2026.

The Company has no sources of other comprehensive income, and accordingly, net loss presented each period is the same as comprehensive loss.

The Company has reclassified certain prior period amounts in the Unaudited Condensed Consolidated Statements of Operations and Notes to the Unaudited Condensed Consolidated Financial Statements to conform to current period’s presentation.

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

Significant estimates and assumptions include determining the timing and amount of revenue recognition.

Operating Segment

The Company's chief operating decision maker, the Chief Executive Officer, assesses performance for the Company's single reportable segment and decides how to allocate resources based on the Company’s net loss (see the Unaudited Condensed Consolidated Statements of Operations).

See the accompanying Unaudited Condensed Consolidated Financial Statements for single reportable segment-level financial information, total assets, revenues from external customers, depreciation and amortization expense, interest income, interest expense, (benefit from) provision for income taxes, and significant non-cash transactions.

Repurchases of Common Stock

The Company retires all common stock repurchased pursuant to its approved stock repurchase program. The Company records the par value of the common stock repurchased as a reduction of common stock and the excess of the purchase price over par as a reduction of additional paid-in capital, to the extent available, with any remaining excess charged to accumulated deficit on the Company's Unaudited Condensed Consolidated Balance Sheets.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Condensed Consolidated Statements of Operations, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its Condensed Consolidated Financial disclosures.

Note 3. Property and Equipment, Net

Depreciation and amortization expense was $1.7 million and $3.2 million for the three and six months ended June 30, 2026, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2025, respectively.

Property and equipment, net, includes the following amounts at June 30, 2026 and December 31, 2025:

(in thousands)	Useful Life	June 30, 2026	December 31, 2025
Capitalized software development costs	5 years	$32,379	$27,803
Equipment and software	3 to 5 years	3,767	3,283
Leasehold improvements	3 to 10 years	10,249	10,230
		$46,395	$41,316
Less: accumulated depreciation and amortization		(17,828)	(14,664)
Property and equipment, net		$28,567	$26,652

Note 4. Revenues and Deferred Costs

The following table disaggregates the Company's revenue by major source for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
SaaS subscription services	$122,975	$105,859	$243,753	$198,667
Implementation services	3,326	3,244	6,985	5,516
Other services	3,543	2,956	5,244	5,711
Total revenues	$129,844	$112,059	$255,982	$209,894

The Company recognized approximately $23.0 million of revenue during the six months ended June 30, 2026 that was included in deferred revenues in the accompanying Unaudited Condensed Consolidated Balance Sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of June 30, 2026, the Company’s remaining performance obligation totaled approximately $1.7 billion. The Company expects to recognize approximately 52.2% of these remaining obligations as revenue over the next 24 months, an additional 33.0% in the next 25 to 48 months, and the remaining balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Contract assets totaled $4.3 million and $3.6 million as of June 30, 2026 and December 31, 2025, respectively, which are included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Deferred Cost Recognition

The Company capitalized $1.8 million and $3.3 million in deferred commissions costs during the three and six months ended June 30, 2026, respectively, and $2.5 million and $3.5 million during the three and six months ended June 30, 2025, respectively, and recognized amortization of $2.0 million and $3.9 million during the three and six months ended June 30, 2026, respectively, and $1.6 million and $3.1 million during the three and six months ended June 30, 2025, respectively. Amortization expense is included in sales and marketing expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. Deferred commissions are considered costs to obtain a contract and are included in deferred costs in the accompanying Unaudited Condensed Consolidated Balance Sheets in the amount of $32.4 million and $32.9 million as of June 30, 2026 and December 31, 2025, respectively.

The Company capitalized implementation costs of $3.9 million and $7.4 million during the three and six months ended June 30, 2026, respectively, and $3.1 million and $5.3 million during the three and six months ended June 30, 2025, respectively, and recognized amortization of $2.1 million and $4.1 million during the three and six months ended June 30, 2026, respectively, and $1.6 million and $3.0 million during the three and six months ended June 30, 2025, respectively. Amortization expense is included in cost of revenues in the accompanying Unaudited Condensed Consolidated Statements of Operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred costs in the accompanying Unaudited Condensed Consolidated Balance sheets in the amount of $33.8 million and $30.4 million as of June 30, 2026 and December 31, 2025, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No material impairment losses were recognized in relation to these capitalized costs for the three months ended June 30, 2026 and 2025.

Note 5. Accounts Receivable, net

Accounts receivable, net includes the following amounts at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Trade accounts receivable	$49,698	$44,136
Unbilled receivables	7,677	7,914
Total receivables	57,375	52,050
Allowance for credit losses	(460)	(460)
Reserve for estimated credits	(197)	(96)
Total accounts receivable, net	$56,718	$51,494

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Bonus accrual	$7,597	$15,865
Commissions accrual	1,308	4,090
Client refund liability	719	1,388
Self-insured reserve	2,014	2,040
Accrued third-party solution costs	9,112	10,154
Accrued vendor purchases	4,671	3,092
Accrued hosting services	3,023	3,021
Other accrued liabilities	6,732	7,709
Total accrued liabilities	$35,176	$47,359

Note 7. Debt

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

Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. The Amended Credit Agreement previously provided for a term loan, which was fully repaid in December 2023 and cannot be re-borrowed. The Company had borrowings of $60.0 million on the Revolving Facility during March 2025, with the proceeds used for the acquisition of Fin Technologies, Inc., dba MANTL (“MANTL”), which borrowings were fully repaid during the three months ended March 31, 2026. As of June 30, 2026, there were no borrowings outstanding under the Revolving Facility. The interest rate in effect for the Revolving Facility as of March 31, 2025 was 9.75%. In April 2025, the rate decreased to 7.68%, in July 2025, the rate increased to 7.70%, and in December 2025, the rate decreased to 7.13%, which remained the effective interest rate as of December 31, 2025. In January 2026, the rate decreased to 7.02%, which remained the effective interest rate until full repayment as of March 31, 2026. Interest expense related to the outstanding borrowings on the Revolving Facility was $0.1 million and $0.3 million for the three and six months ended June 30, 2026, respectively, and $1.2 million and $1.5 million for the three and six months ended June 30, 2025, respectively.

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

On April 3, 2026, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended Credit Agreement, which revised the operating covenant of the Amended Credit Agreement to permit the Group Members (as defined in the Amended Credit Agreement) to maintain accounts with Airwallex or its affiliates, provided that the aggregate amount of cash and cash equivalents maintained in such accounts does not at any time exceed $8.5 million.

On May 1, 2026, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Amended Credit Agreement, which permits the Company to use up to $100.0 million of its cash to repurchase its common stock.

The Amended Credit Agreement also contains customary events of default which, if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of June 30, 2026.

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

As of June 30, 2026, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

The net carrying amount of the 2030 Convertible Notes consisted of the following (in thousands):

(in thousands)	June 30, 2026
Principal	$345,000
Unamortized debt discount	(7,101)
Unamortized debt issuance costs	(695)
Net carrying amount	$337,204

The debt discount and issuance costs are being amortized to interest expense over the term of the 2030 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the discount and issuance costs of the 2030 Convertible Notes is 2.14%. For the three and six months ended June 30, 2026, interest expense related to the 2030 Convertible Notes consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Contractual interest expense	$1,294	$1,293	$2,588	$1,509
Amortization of debt discount and issuance costs	498	488	974	624
Total interest expense	$1,792	$1,781	$3,562	$2,133

As of June 30, 2026, the 2030 Convertible Notes had a principal amount of $345 million and an estimated fair value of $330 million. The estimated fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the 2030 Convertible Notes in an over-the-counter market on the last trading day of the reporting period.

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

Note 8. Stockholders' Equity

Equity Compensation Plans

Stock-based compensation expense was included in the Unaudited Condensed Consolidated Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$1,798	$1,706	$3,228	$4,342
Research and development	5,139	5,424	10,384	10,858
Sales and marketing	2,350	3,550	5,308	6,397
General and administrative	8,205	8,835	15,882	17,920
Total stock-based compensation expenses	$17,492	$19,515	$34,802	$39,517

In connection with the acquisition of MANTL in March 2025, the vesting of certain outstanding unvested equity awards were accelerated and settled in cash, resulting in the Company recognizing $3.9 million of stock-based compensation expense for the six months ended June 30, 2025.

Stock Repurchase Program

On April 23, 2026, the Board of the Directors of the Company (the “Board”) authorized a stock repurchase program to repurchase up to $100.0 million of the Company’s common stock, through December 31, 2028. Repurchases under the program may be made from time to time, at management’s discretion, using a variety of methods, including open market purchases, privately negotiated transactions, and other means all in accordance with federal securities laws and other applicable legal requirements, including pursuant to one or more Rule 10b5-1 trading plans. The timing and size of any repurchases will be determined by management based on prevailing share prices, general economic and market conditions, the Company’s liquidity and capital needs, and other factors deemed relevant. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the discretion of the Board. During the three months ended June 30, 2026, the Company repurchased on the open market 884,575 shares for $15 million. All shares of common stock that were repurchased were retired. As of June 30, 2026, $85 million remained available for future stock repurchases under the stock repurchase program.

Note 9. Income Taxes

The Company recorded income tax benefit of $0.2 million and income tax expense of $2.5 million for the three and six months ended June 30, 2026, respectively, resulting in an effective tax rate of 2.3% and (15.6)%, respectively, compared to income tax benefit of $4.3 million and $11.6 million for the three and six months ended June 30, 2025, respectively, resulting in an effective tax rate of 24.0% and 35.1%, respectively.

The Company’s effective tax rates for the three and six months ended June 30, 2026 and 2025 differ from the U.S. statutory tax rate primarily due to unfavorable permanent differences and changes in the valuation allowance recorded against the Company’s deferred tax assets. For the three and six months ended June 30, 2025, the effective tax rate was further impacted by a deferred tax benefit resulting from the partial release of a pre-existing valuation allowance in connection with the MANTL business combination.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	June 30, 2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$34,686	$34,686	$—	$—
Marketable securities:
Corporate bonds	8,347	—	8,347	—
Commercial paper	7,513	—	7,513	—
U.S. Treasury debt securities	19,583	19,583	—	—
Total marketable securities	35,443	19,583	15,860	—
Total assets	$70,129	$54,269	$15,860	$—
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

Because the Company has reported a net loss for the three and six months ended June 30, 2026 and 2025, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

In connection with the offering of the 2030 Convertible Notes, the Company entered into Capped Calls that are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion. The impact of the Capped Calls is not included when calculating potentially dilutive shares since their effect is anti-dilutive.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except shares and per share amounts)	2026	2025	2026	2025
Net loss	$(8,900)	$(13,591)	$(18,863)	$(21,407)
Weighted-average shares of common stock outstanding - basic and diluted	106,862,412	103,389,459	106,626,081	102,912,715
Net loss per common share - basic and diluted	$(0.08)	$(0.13)	$(0.18)	$(0.21)

The following potential shares of common stock were excluded from diluted net loss per share as the Company had a net loss in each of the periods presented:

	As of June 30,
	2026	2025
Stock options	719,933	983,034
Restricted Stock Units	7,973,996	7,491,398
ESPP	38,832	29,488
2030 Convertible Notes	10,511,495	10,511,495
Total anti-dilutive common share equivalents	19,244,256	19,015,415

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

On February 24, 2026, the Company entered into an agreement for an office lease in India that became effective on March 9, 2026, with a lease term of five years. The Company recognized a lease liability and ROU asset of $4.8 million for the India lease that was included in the Condensed Consolidated Balance Sheets as of March 31, 2026.

Operating lease expense consisted of:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$854	$671	$1,626	$1,343
Short-term lease expense and other(1)	357	351	663	526
Total lease expense	$1,211	$1,022	$2,289	$1,869
(1) Other lease expense includes variable lease expense.

Supplemental Cash Flow Information

	Six months ended June 30,
Cash flow information (in thousands)	2026	2025
Cash paid for operating lease liabilities	$1,780	$1,393
Right-of-use assets obtained in exchange for operating lease obligations(1)	$4,797	$—
(1) For the six months ended June 30, 2026, right-of-use assets obtained in exchange for operating lease obligations is related to the commencement of the Company’s lease agreement in India.

The future maturities of operating lease liabilities are as follows:

(in thousands)	June 30, 2026
2026 (six months remaining)	$1,920
2027	3,738
2028	3,945
2029	4,307
2030	4,458
Thereafter	9,017
Total minimum lease payments	27,385
Less: present value discount	(6,431)
Total lease liability balance	$20,954

Note 14. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted as of June 30, 2026. Goodwill has a carrying value of $403.4 million as of both June 30, 2026 and December 31, 2025.

Total intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$92,800	$(12,407)	$80,393
Developed Technology	99,200	(39,288)	59,912
Tradenames	6,450	(1,076)	5,374
Total amortizable intangible assets	198,450	(52,771)	145,679
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$198,475	$(52,771)	$145,704

	As of December 31, 2025
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$92,800	$(9,314)	$83,486
Developed Technology	99,200	(29,462)	69,738
Tradenames	6,450	(756)	5,694
Total amortizable intangible assets	198,450	(39,532)	158,918
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$198,475	$(39,532)	$158,943

Amortization expense recognized on intangible assets was $6.6 million and $13.2 million for the three and six months ended June 30, 2026, respectively, and $6.6 million and $9.0 million for the three and six months ended June 30, 2025, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2026 (six months remaining)	$13,238
2027	23,614
2028	21,887
2029	21,887
2030	10,006
Thereafter	55,047
$145,679
Note 15. Subsequent Event

In July 2026, the Company repurchased an additional 531,620 shares of its common stock under its authorized stock repurchase program for an aggregate consideration of $10.0 million.

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
•our ability to raise sufficient capital in a timely manner and the resulting dilution and the terms of our Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended, the “Amended Credit Agreement”);
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
•risks from our stock repurchase program
•the volatility of the trading price of our common stock;
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

During 2024, we established a subsidiary in India to support potential future operational needs. While our presence in India has grown since 2024, these operations remain immaterial to our Condensed Consolidated Financial Statements as of June 30, 2026.

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

•Integrations: Scalability and extensibility driven by more than 350 real-time integrations to back-office systems and third-party fintech solutions as of June 30, 2026, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We derive our Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of June 30, 2026. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. In these cases, our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer or member penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended June 30, 2026 and 2025, our total revenues were $129.8 million and $112.1 million, respectively, representing a 15.9% increase period-over-period. For the six months ended June 30, 2026 and 2025, our total revenues were $256.0 million and $209.9 million, respectively, representing an increase of 22.0% period-over-period. SaaS subscription revenues, as further described below, represented 94.7% and 95.2% of total revenues for the three and six months ended June 30, 2026, respectively, and 94.5% and 94.7% of total revenues for the three and six months ended June 30, 2025, respectively. We incurred net losses of $8.9 million and $18.9 million for the three and six months ended June 30, 2026, respectively, and net losses of $13.6 million and $21.4 million for the three and six months ended June 30, 2025, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of June 30, 2026, we served 313 FIs through the Platform and more than 1,000 clients when including unique clients only subscribing to one or a combination of ACH Alert, Segmint, or MANTL products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

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

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer or member. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 350 integrations as of June 30, 2026 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had 7 and 11 client renewals in the three and six months ended June 30, 2026, respectively. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 24.2% and 24.4% of our revenues for the three and six months ended June 30, 2026, respectively. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

We derive substantially all of our revenues from SaaS subscription services charged for the use of our digital sales and service solution. Our client relationships are predominantly based on multi-year contracts for the Platform that have had an average contract life of approximately 70 months as of June 30, 2026. Subscription services are recognized over time on a ratable basis over the client agreement term beginning on the date our solution is made available to our client. The promised consideration may include fixed or variable amounts. Our clients with enterprise license contracts are invoiced on an agreed upon monthly rate throughout the contract term, which may include fixed monthly or annual rate escalations. Fixed dollar or percentage escalations that are not based on registered users are considered part of the fixed transaction price and recognized on a straight-line basis over the SaaS subscription period evenly. The majority of our client contracts are based on registered users, for which clients are invoiced a monthly contractual minimum fee for each licensed solution. In addition, to the extent clients exceed their contractual minimum commitments, we invoice a monthly subscription fee based on (i) the number of registered users on each licensed solution and (ii) the number of bill-pay and certain other transactions conducted through our Platform. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer or member penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. SaaS subscription services also include annual and monthly charges for maintenance and support services, which are recognized on a straight-line basis over the contract term.

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

The following table disaggregates our revenues for the three and six months ended June 30, 2026 and 2025 by major source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
SaaS subscription services	$122,975	$105,859	$243,753	$198,667
Implementation services	3,326	3,244	6,985	5,516
Other services	3,543	2,956	5,244	5,711
Total revenues	$129,844	$112,059	$255,982	$209,894

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

We intend to continue to increase our investments in our implementation, client support teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the efficiency and utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three and six months ended June 30, 2026 was 56.8% and 57.7%, respectively, and 58.6% and 58.8% for the three and six months ended June 30, 2025, respectively.

The major components of cost of revenues are represented in the following table as percentages of revenues for the three and six months ended June 30, 2026 and 2025, respectively:

	Three months ended June 30,		Six months ended June 30,
(Cost component as a % of revenue)	2026	2025	2026	2025
Third-party hosting services	5.4%	4.7%	5.4%	4.9%
Direct costs of bill-pay and other third-party intellectual property	20.9%	18.3%	20.2%	18.3%
Implementation and client support teams	8.2%	8.9%	8.1%	9.1%
Development team (maintenance and updates)	2.6%	3.0%	2.6%	2.9%
Amortization	4.6%	5.0%	4.7%	3.9%
Stock-based compensation	1.4%	1.5%	1.3%	2.1%

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

As a result of our valuation allowance, (benefit from) provision for income taxes consists primarily of current state income taxes, current foreign income taxes, and deferred taxes related to the tax amortization of acquired goodwill, offset by a deferred tax benefit attributable to the partial release of the Company’s pre-existing valuation allowance related to the MANTL business combination. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes included elsewhere in this filing. The following table presents our selected Unaudited Condensed Consolidated Statements of Operations data for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues	$129,844	$112,059	$255,982	$209,894
Cost of revenues (1) (2)	56,031	46,441	108,300	86,516
Gross profit	73,813	65,618	147,682	123,378
Operating expenses (2):
Research and development	31,399	30,231	62,399	57,116
Sales and marketing	22,821	22,991	42,776	40,890
General and administrative	25,591	26,552	52,503	54,356
Amortization of acquired intangibles	1,707	1,707	3,414	2,275
Total operating expenses	81,518	81,481	161,092	154,637
Loss from operations	(7,705)	(15,863)	(13,410)	(31,259)
Non-operating income (expense):
Interest income	684	1,164	1,446	2,260
Interest expense	(2,091)	(3,188)	(4,358)	(3,989)
Loss before income taxes	(9,112)	(17,887)	(16,322)	(32,988)
(Benefit from) provision for income taxes	(212)	(4,296)	2,541	(11,581)
Net loss	$(8,900)	$(13,591)	$(18,863)	$(21,407)

(1) Includes amortization of acquired technology of $4.9 million for both the three months ended June 30, 2026 and 2025, and $9.8 million and $6.8 million for the six months ended June 30, 2026 and 2025, respectively.
(2) Includes stock-based compensation expenses as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$1,798	$1,706	$3,228	$4,342
Research and development	5,139	5,424	10,384	10,858
Sales and marketing	2,350	3,550	5,308	6,397
General and administrative	8,205	8,835	15,882	17,920
Total stock-based compensation expenses	$17,492	$19,515	$34,802	$39,517

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(8,900)	$(13,591)	$(18,863)	$(21,407)
(Benefit from) provision for income taxes	(212)	(4,296)	2,541	(11,581)
Interest expense, net	1,407	2,024	2,912	1,729
Depreciation and amortization	8,291	7,756	16,415	11,186
Stock-based compensation expense	17,492	19,515	34,802	39,517
Acquisition-related expenses	158	513	548	2,891
Loss on impairment of intangible assets	—	—	—	1,655
Stockholder matters related expenses(1)	1,116	—	3,339	—
Adjusted EBITDA (2)	$19,352	$11,921	$41,694	$23,990
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

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before (benefit from) provision for income taxes; interest expense, net; depreciation and amortization; stock-based compensation expense; acquisition-related expenses; loss on impairment of intangible assets; and stockholder matters related expenses. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

Comparison of Three and Six Months Ended June 30, 2026 and 2025

Revenues

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$129,844	$112,059	$17,785	15.9%	$255,982	$209,894	$46,088	22.0%

	June 30,
	2026	2025
Annual Recurring Revenue (ARR)	$511,682	$423,763	$87,919	20.7%
Registered Users	23,589	20,891	2,698	12.9%
Revenue per Registered User (RPU)	$21.69	$20.28	$1.41	7.0%

Revenues increased by $17.8 million, or 15.9%, and $46.1 million, or 22.0%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.

The increase of $17.8 million in revenues for the three months ended June 30, 2026 was primarily attributable to growth in our SaaS subscription services revenue, driven by user growth on our Platform, from both existing client digital user growth and new client implementations, and higher RPU from selling additional solutions.

The increase of $46.1 million in revenues for the six months ended June 30, 2026 was primarily attributable to growth in our SaaS subscription services revenue, driven by user growth on our Platform, from both existing client digital user growth and new client implementations, and higher RPU from selling additional solutions.

As of June 30, 2026, our existing clients added 1.5 million digital users and we implemented 39 new clients onto our platform representing 1.3 million digital users since June 30, 2025.

Cost of Revenues

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of revenues	$56,031	$46,441	$9,590	20.6%	$108,300	$86,516	$21,784	25.2%
Percentage of revenues	43.2%	41.4%			42.3%	41.2%

Cost of revenues increased by $9.6 million, or 20.6%, and $21.8 million, or 25.2%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.

The increase of $9.6 million in cost of revenues for the three months ended June 30, 2026 was primarily driven by $7.6 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform and $1.5 million in higher hosting costs.

The increase of $21.8 million cost of revenues for the six months ended June 30, 2026, was primarily driven by $14.2 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, $3.4 million in higher hosting costs, and a $3.1 million increase in amortization of intangible assets, primarily related to the acquisition of MANTL.

Our gross margin for the the three and six months ended June 30, 2026 and 2025, respectively, was 56.8% and 58.6%, and 57.7% and 58.8%, respectively. The driver for the decrease in gross margin for the three and six months ended June 30, 2026 compared to the same periods in 2025 is primarily related to increased third party and hosting costs.

Operating Expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
($ in thousands)
Research and development	$31,399	$30,231	$1,168	3.9%	$62,399	$57,116	$5,283	9.2%
Sales and marketing	22,821	22,991	(170)	(0.7)%	42,776	40,890	1,886	4.6%
General and administrative	25,591	26,552	(961)	(3.6)%	52,503	54,356	(1,853)	(3.4)%
Amortization of acquired intangibles	1,707	1,707	—	—%	3,414	2,275	1,139	50.1%
Total operating expenses	$81,518	$81,481	$37	—%	$161,092	$154,637	$6,455	4.2%
Percentage of revenues	62.8%	72.7%			62.9%	73.7%

Research and Development

Research and development expenses increased by $1.2 million, or 3.9%, and $5.3 million, or 9.2%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.

For the three months ended June 30, 2026, the increase was primarily due to a $0.8 million increase in personnel-related costs resulting from headcount growth in our engineering, and product teams dedicated to platform enhancements and innovation and $0.5 million in higher hosting costs.

For the six months ended June 30, 2026, the increase was primarily due to a $4.4 million increase in personnel-related costs resulting from headcount growth in our engineering and product teams dedicated to platform enhancements and innovation, $0.9 million in higher hosting costs, and $0.9 million in higher software costs. These expenses were partially offset by $1.1 million in lower consulting costs and an increase of $1.1 million in capitalized development costs.

Sales and Marketing

Sales and marketing expenses decreased by $0.2 million, or 0.7%, and increased by $1.9 million, or 4.6%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.

For the three months ended June 30, 2026, the decrease was primarily due to a $2.1 million decrease in personnel-related costs, partially offset by an increase in costs related to the timing of industry conferences and trade shows of $1.7 million.

For the six months ended June 30, 2026, the increase was primarily due to a $0.6 million increase in personnel-related costs and $1.3 million in higher various other costs.

General and Administrative

General and administrative expenses decreased by $1.0 million, or 3.6%, and $1.9 million, or 3.4%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.

For the three months ended June 30, 2026, the decrease was primarily due to $2.2 million lower various other costs, partially offset by an increase in stockholder matters related expenses of $1.1 million.

For the six months ended June 30, 2026, the decrease was primarily due to lower acquisition-related expenses of $2.5 million, lower stock-based compensation expense of $2.0 million, and lower net other various costs of $0.7 million, partially offset by an increase in stockholder matters related expenses of $3.3 million.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was consistent for the three months ended June 30, 2026, compared to the same period in 2025.

Amortization of acquired intangibles increased by $1.1 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to the acquisition of intangible assets as part of the acquisition of MANTL in March 2025 and related additional amortization.

Non-Operating Income (Expense)

Non-operating expense decreased by $0.6 million for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to lower net interest expense related to the payoff of the revolver facility under the Amended Credit Agreement (the “Revolving Facility”) in March 2026.

Non-operating expense increased by $1.2 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to the increase in net interest expense related to the 2030 Convertible Notes.

(Benefit From) Provision for Income Taxes

The Company recorded income tax benefit of $0.2 million and income tax expense of $2.5 million for the three and six months ended June 30, 2026, respectively, resulting in an effective tax rate of 2.3% and (15.6)%, respectively, compared to income tax benefit of $4.3 million and $11.6 million for the three and six months ended June 30, 2025, respectively, resulting in an effective tax rate of 24.0% and 35.1%, respectively.

The Company’s effective tax rates for the three and six months ended June 30, 2026 and 2025 differ from the U.S. statutory tax rate primarily due to unfavorable permanent differences and changes in the valuation allowance recorded against the Company’s deferred tax assets. For the three and six months ended June 30, 2025, the effective tax rate was further impacted by a deferred tax benefit resulting from the partial release of a pre-existing valuation allowance in connection with the MANTL business combination.

Liquidity and Capital Resources

As of June 30, 2026, we had $81.0 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $542.7 million. Our net losses have been driven by our investments in developing our Digital Sales & Service Platform, expanding our sales, marketing and implementation organizations, and scaling our administrative functions to support our rapid growth.

We funded the acquisition of MANTL through the issuance of the 2030 Convertible Notes, borrowings on our Revolving Facility, and cash from our balance sheet.

We have financed our operations primarily through cash generated from the sale of SaaS subscription services. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support client usage and growth in our client base, increased research and development expenses to support the growth of our business and related infrastructure, increased general and administrative expenses associated with being a publicly traded company, investments in office facilities, repurchases under our stock repurchase program, and other capital expenditure requirements and any potential future acquisitions or other strategic transactions.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$17,220	$(4,507)
Net cash used in investing activities	$(4,570)	$(392,360)
Net cash (used in) provided by financing activities	$(30,595)	$354,934

Net Cash Provided by (Used In) Operating Activities

During the six months ended June 30, 2026, net cash provided by operating activities was $17.2 million, which consisted of a net loss of $18.9 million, adjusted by non-cash charges of $52.6 million and net cash outflows from the change in net operating assets and liabilities of $16.5 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $16.4 million and stock-based compensation expense of $34.8 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $5.8 million decrease in accounts payable and accrued liabilities, a $5.2 million increase in accounts receivable, a $2.4 million increase in deferred costs, and a $2.1 million increase in prepaid expenses and other assets.

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

Net Cash Used in Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $4.6 million, primarily consisting of $4.1 million related to capitalized software development costs. Our investing activities included purchases and sales, maturities, and redemptions of marketable securities in the ordinary course of managing our investment portfolio, which did not have a material net effect on cash flows.

During the six months ended June 30, 2025, net cash used in investing activities was $392.4 million, primarily consisting of $375.5 million related to our acquisition of MANTL, $12.8 million in net purchases of marketable securities, $3.2 million related to capitalized software development costs and $0.9 million related to capital expenditures related to updates for computers and other equipment.

Net Cash (Used in) Provided by Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities was $30.6 million, which was primarily due to $15.0 million of payments on the revolving loan under the Revolving Facility, $15.0 million in repurchases of common stock, and $5.0 million for payments related to net settlement of equity awards, partially offset by $3.1 million in proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”).

For the six months ended June 30, 2025, net cash provided by financing activities was $354.9 million, which was primarily due to proceeds of $335.5 million from the issuance of the 2030 Convertible Notes, proceeds of $60.0 million from revolver loan borrowings, $2.9 million in proceeds from issuances under the ESPP, $2.3 million in proceeds from the exercise of stock options to purchase 0.3 million shares of our common stock, partially offset by $33.9 million paid for the Capped Calls, $10.0 million of payments on revolving loan, and $1.9 million of debt issuance costs paid.

Debt Transactions

On February 27, 2025, the Company entered into the Third Amendment to the Amended Credit Agreement (“Third Amendment”) and subsequently borrowed $60 million on the Revolving Facility during March 2025, with the proceeds used for the acquisition of MANTL, which were fully repaid during the three months ended March 31, 2026. As of June 30, 2026, there were no borrowings outstanding under the Revolving Facility. Refer to Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information regarding the Amended Credit Agreement.

On March 13, 2025, the Company issued $345 million 2030 Convertible Notes. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 13, 2025, between the Company and the Trustee. In connection with the issuance of the 2030 Convertible Notes, the Company entered into the Capped Calls. Refer to Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information regarding the 2030 Convertible Notes and Capped Calls.

On April 3, 2026, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended Credit Agreement, which revised the operating covenant of the Amended Credit Agreement to permit the Group Members (as defined in the Amended Credit Agreement) to maintain accounts with Airwallex or its affiliates, provided that the aggregate amount of cash and cash equivalents maintained in such accounts does not at any time exceed $8.5 million.

On May 1, 2026, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Amended Credit Agreement, which permits the Company to use up to $100.0 million of its cash to repurchase its common stock.

Total interest expense, including commitment fees and unused line fees, was $2.1 million and $4.4 million for the three and six months ended June 30, 2026, respectively, and $3.2 million and $4.0 million for the three and six months ended June 30, 2025, respectively.

Interest expense related to the 2030 Convertible Notes and Revolving Facility was $1.8 million and $0.1 million, respectively, for the three months ended June 30, 2026, and $3.6 million and $0.3 million, respectively, for the six months ended June 30, 2026. Interest expense related to the 2030 Convertible Notes and Revolving Facility was $1.7 million and $1.2 million, respectively, for the three months ended June 30, 2025, and $2.1 million and $1.5 million, respectively, for the six months ended June 30, 2025.

In conjunction with closing the Amended and Restated Credit Agreement in 2022, First Amendment in 2023, Second Amendment in 2024, and Third Amendment in March 2025, we incurred issuance costs of $0.9 million, $0.3 million, $0.4 million, and $0.9 million, respectively, which were deferred and scheduled to be amortized over the remaining term of the agreement. In conjunction with the issuance of the 2030 Convertible Notes, the Company recognized an original issue discount of $9.5 million and debt issuance costs of $0.9 million, which were capitalized as components of the carrying amount and included in Convertible senior notes, net in the Unaudited Condensed Consolidated Balance Sheets. See Note 7 to the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Unamortized discounts and debt issuance costs totaled $8.9 million and $10.0 million as of June 30, 2026 and December 31, 2025, respectively. Amortization expense related to unamortized discounts and debt issuance costs (included in interest expense in the Unaudited Condensed Consolidated Statements of Operations) totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2026, respectively, and $0.5 million and $0.6 million for the three and six months ended June 30, 2025, respectively.

Stock Repurchase Program

On April 23, 2026, the Board authorized a stock repurchase program to repurchase up to $100.0 million of the Company’s common stock. Repurchases under the program may be made from time to time, at management’s discretion, using a variety of methods, including open market purchases, privately negotiated transactions, and other means all in accordance with federal securities laws and other applicable legal requirements, including pursuant to one or more Rule 10b5-1 trading plans. The timing and size of any repurchases will be determined by management based on prevailing share prices, general economic and market conditions, the Company’s liquidity and capital needs, and other factors deemed relevant. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the discretion of the Board.

During the three months ended June 30, 2026, the Company repurchased 884,575 shares for $15.0 million. All shares of common stock that were repurchased were retired. As of June 30, 2026, $85.0 million remained available for future stock repurchases under the stock repurchase program.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of June 30, 2026, compared to those discussed as of December 31, 2025 in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2026, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 other than the additional risk factor discussed below.

Share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

On April 23, 2026, our Board authorized a stock repurchase program to repurchase up to $100.0 million of our common stock. Repurchases under the stock repurchase program may be made from time to time, at management’s discretion, using a variety of methods, including open market purchases, privately negotiated transactions, and other means all in accordance with federal securities laws and other applicable legal requirements, including pursuant to one or more Rule 10b5-1 trading plans. The timing and size of any repurchases will be determined by management based on prevailing share prices, general economic and market conditions, our liquidity and capital needs, and other factors deemed relevant. The stock repurchase program does not obligate us to repurchase any specific number of shares, has no expiration date, and may be modified, suspended, or terminated at any time at the discretion of the Board. Repurchases of shares of our common stock could affect the trading price of our common stock and could increase volatility of securities. Similarly, the future announcement of the modification, termination, or suspension of the stock repurchase program, or our decision not to utilize the full authorized repurchase amount under the stock repurchase program, could result in a decrease in the trading price of our common stock. In addition, the stock repurchase program could reduce our cash reserves, which may impact our ability to finance our growth, fund working capital, strategic acquisitions or business opportunities, execute our strategic plan or deploy cash for other general corporate purposes. Although the stock repurchase program is intended to enhance long-term stockholder value, there can be no assurance that it will do so, because the trading price of our common stock may decline below the levels at which we repurchased our shares, and short-term stock price fluctuations could reduce the effectiveness of the stock repurchase program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our share purchase activity during the three months ended June 30, 2026.

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs (in thousands)(1)
April 1, 2026 - April 30, 2026	—	$—	—	$100,000
May 1, 2026 - May 31, 2026	884,575	$16.94	884,575	$85,000
June 1, 2026 - June 30, 2026		$—	—	$85,000
	884,575		884,575
(1) In April 2026, our Board authorized a stock repurchase program to repurchase up to $100.0 million of the Company’s common stock. During the three months ended June 30, 2026, the Company repurchased 884,575 shares for $15 million. For further information, see Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

In Item 9B of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025, we inadvertently omitted the disclosure of a new Rule 10b5-1 trading arrangement (the “Plan”) entered into by Brian R. Smith. To date, no transactions have occurred under the Plan. The terms of the Plan are described below.

On November 21, 2025, Brian Smith, our director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Subject to certain conditions, the Plan provides for the sale of up to 3,276,000 shares of our common stock through March 1, 2027, for a duration of 465 days.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.1
Fourth Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc. as the Borrower, the several Lenders from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of April 3, 2026

10.2	Fifth Amendment to Amended and Restated Credit Agreement, among Alkami Technology, Inc. as the Borrower, the several Lenders from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as Administrative Agent, Issuing Lender and Swingline Lender, dated as of May 1, 2026	8-K	001-40321	10.1	5/6/2026
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Alkami Technology, Inc.

Date:	July 30, 2026	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2026	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Financial Officer
(Principal Financial Officer)