Form 10-Q
period 2026-09-30
ALKAMI TECHNOLOGY, INC.
filed 2026-10-29
CIK 1529274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The number of shares of registrant’s common stock outstanding as of September 30, 2026 was 107,042,319.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$50,320	$63,457
Marketable securities	34,908	35,635
Accounts receivable, net	61,510	51,494
Deferred costs, current	18,683	15,894
Prepaid expenses and other current assets	20,363	20,736
Total current assets	185,784	187,216
Property and equipment, net	28,750	26,652
Right-of-use assets	16,662	13,462
Deferred costs, net of current portion	50,667	47,430
Intangibles, net	139,084	158,943
Goodwill	403,404	403,404
Other assets	10,834	10,120
Total assets	$835,185	$847,227
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,368	$5,842
Accrued liabilities	42,095	47,359
Deferred revenues, current portion	35,590	34,770
Lease liabilities, current portion	2,183	1,576
Total current liabilities	91,236	89,547
Deferred revenues, net of current portion	25,386	25,800
Deferred income taxes	2,853	2,625
Convertible senior notes, net	337,725	336,230
Revolving loan	—	15,000
Lease liabilities, net of current portion	18,181	15,739
Other non-current liabilities	251	237
Total liabilities	475,632	485,178
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; and 107,042,319 and 106,101,875 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	107	106
Additional paid-in capital	908,907	885,796
Accumulated deficit	(549,461)	(523,853)
Total stockholders’ equity	359,553	362,049
Total liabilities and stockholders' equity	$835,185	$847,227

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$134,911	$112,954	$390,893	$322,848
Cost of revenues(1)	57,332	48,812	165,632	135,328
Gross profit	77,579	64,142	225,261	187,520
Operating expenses:
Research and development	32,598	30,091	94,997	87,207
Sales and marketing	18,260	19,337	61,036	60,227
General and administrative	31,263	25,889	83,766	80,245
Amortization of acquired intangibles	1,706	1,706	5,120	3,981
Total operating expenses	83,827	77,023	244,919	231,660
Loss from operations	(6,248)	(12,881)	(19,658)	(44,140)
Non-operating income (expense):
Interest income	628	1,026	2,074	3,286
Interest expense	(2,092)	(2,978)	(6,450)	(6,967)
Loss before income taxes	(7,712)	(14,833)	(24,034)	(47,821)
(Benefit from) provision for income taxes	(967)	(29)	1,574	(11,610)
Net loss	$(6,745)	$(14,804)	$(25,608)	$(36,211)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.14)	$(0.24)	$(0.35)
Weighted-average number of shares of common stock outstanding:
Basic and diluted	106,627,818	104,345,319	106,626,666	103,395,497
(1) Includes amortization of acquired technology of $4.9 million for both the three months ended September 30, 2026 and 2025, and $14.7 million and $11.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(UNAUDITED)

	Three months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance June 30, 2026	106,941,980	$107	$905,286	$(542,716)	$362,677
Stock-based compensation	—	—	19,406	—	19,406
Issuance of common stock upon restricted stock unit vesting	576,883	—	—	—	—
Exercised stock options	55,076	—	421	—	421
Payments for taxes related to net settlement of equity awards	—	—	(6,206)	—	(6,206)
Repurchases of common stock	(531,620)	—	(10,000)	—	(10,000)
Net loss	—	—	—	(6,745)	(6,745)
Balance September 30, 2026	107,042,319	$107	$908,907	$(549,461)	$359,553

	Three months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance June 30, 2025	104,083,138	$104	$841,520	$(497,608)	$344,016
Stock-based compensation	—	—	20,717	—	20,717
Issuance of common stock upon restricted stock unit vesting	894,525	1	(1)	—	—
Exercised stock options	26,348	—	187	—	187
Net loss	—	—	—	(14,804)	(14,804)
Balance September 30, 2025	105,004,011	$105	$862,423	$(512,412)	$350,116

	Nine months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2025	106,101,875	$106	$885,796	$(523,853)	$362,049
Stock-based compensation	—	—	54,492	—	54,492
Issuance of common stock upon restricted stock unit vesting	1,923,511	2	(2)	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	219,125	—	3,094	—	3,094
Exercised stock options	214,003	—	1,762	—	1,762
Payments for taxes related to net settlement of equity awards	—	—	(11,236)	—	(11,236)
Repurchases of common stock	(1,416,195)	(1)	(24,999)	—	(25,000)
Net loss	—	—	—	(25,608)	(25,608)
Balance September 30, 2026	107,042,319	$107	$908,907	$(549,461)	$359,553

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2024	102,088,783	$102	$833,129	$(476,201)	$357,030
Stock-based compensation	—	—	56,970	—	56,970
Issuance of common stock upon restricted stock unit vesting	2,447,863	3	(3)	—	—
Common stock issued under ESPP	126,666	—	2,943	—	2,943
Exercised stock options	340,699	—	2,442	—	2,442
Capped calls	—	—	(33,879)	—	(33,879)
Stock-based compensation replacement awards related to merger consideration and attributable to pre-combination services	—	—	821	—	821
Net loss	—	—	—	(36,211)	(36,211)
Balance September 30, 2025	105,004,011	$105	$862,423	$(512,412)	$350,116
The above financial statements should be read in conjunction with the Notes to the Unaudited Condensed Consolidated Financial Statements.

ALKAMI TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(25,608)	$(36,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	24,725	19,055
Accrued interest on marketable securities, net	(93)	(667)
Stock-based compensation expense	54,029	56,336
Amortization of discount and debt issuance costs	1,711	1,367
Loss on impairment of intangible assets	—	1,655
Deferred taxes	228	(11,971)
Changes in operating assets and liabilities:
Accounts receivable	(10,016)	(10,457)
Prepaid expenses and other assets	(987)	(5,882)
Accounts payable and accrued liabilities	125	14,424
Deferred costs	(5,389)	(6,538)
Deferred revenues	406	5,189
Net cash provided by operating activities	39,131	26,300
Cash flows from investing activities:
Purchase of marketable securities	(29,178)	(35,854)
Proceeds from sales, maturities, and redemptions of marketable securities	29,998	24,300
Purchases of property and equipment	(1,276)	(1,156)
Capitalized software development costs	(5,432)	(5,255)
Acquisition of business, net of cash acquired	—	(375,499)
Net cash used in investing activities	(5,888)	(393,464)
Cash flows from financing activities:
Payments on revolving loan	(15,000)	(35,000)
Debt issuance costs paid	—	(1,898)
Proceeds from ESPP issuances	3,094	2,943
Proceeds from issuance of convertible senior notes	—	335,513
Proceeds from borrowing under revolving loan	—	60,000
Purchase of capped calls	—	(33,879)
Payments for taxes related to net settlement of equity awards	(11,236)	—
Proceeds from stock option exercises	1,762	2,442
Repurchases of common stock	(25,000)	—
Net cash (used in) provided by financing activities	(46,380)	330,121
Net decrease in cash and cash equivalents	(13,137)	(37,043)
Cash and cash equivalents, beginning of period	63,457	94,359
Cash and cash equivalents, end of period	$50,320	$57,316

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

In the Company's opinion, the accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim Unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes for the fiscal year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2026.

The Company has no sources of other comprehensive income, and accordingly, net loss presented each period is the same as comprehensive loss.

The Company has reclassified certain prior period amounts in the Unaudited Condensed Consolidated Statements of Operations and Notes to the Unaudited Condensed Consolidated Financial Statements to conform to the current period’s presentation.

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

Note 3. Property and Equipment, Net

Depreciation and amortization expense was $1.7 million and $4.9 million for the three and nine months ended September 30, 2026, respectively, and $1.3 million and $3.4 million for the three and nine months ended September 30, 2025, respectively.

Property and equipment, net, includes the following amounts at September 30, 2026 and December 31, 2025:

(in thousands)	Useful Life	September 30, 2026	December 31, 2025
Capitalized software development costs	5 years	$33,873	$27,803
Equipment and software	3 to 5 years	3,936	3,283
Leasehold improvements	3 to 10 years	10,244	10,230
		$48,053	$41,316
Less: accumulated depreciation and amortization		(19,303)	(14,664)
Property and equipment, net		$28,750	$26,652

Note 4. Revenues and Deferred Costs

The following table disaggregates the Company's revenue by major source for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
SaaS subscription services	$129,086	$107,867	$372,839	$306,534
Implementation services	3,706	3,509	10,691	9,025
Other services	2,119	1,578	7,363	7,289
Total revenues	$134,911	$112,954	$390,893	$322,848

The Company recognized approximately $28.3 million of revenue during the nine months ended September 30, 2026 that was included in deferred revenues in the accompanying Unaudited Condensed Consolidated Balance Sheets as of the beginning of the reporting period. For those contracts that were wholly or partially unsatisfied as of September 30, 2026, the Company’s remaining performance obligation totaled approximately $1.7 billion. The Company expects to recognize approximately 54.0% of these remaining obligations as revenue over the next 24 months, an additional 32.7% in the next 25 to 48 months, and the remaining balance thereafter. This estimate does not include estimated consideration for excess user and transaction processing fees that the Company expects to earn under its subscription contracts.

Contract assets totaled $4.6 million and $3.6 million as of September 30, 2026 and December 31, 2025, respectively, which are included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Deferred Cost Recognition

The Company capitalized $4.0 million and $7.3 million in deferred commissions costs during the three and nine months ended September 30, 2026, respectively, and $3.9 million and $7.4 million during the three and nine months ended September 30, 2025, respectively, and recognized amortization of $2.1 million and $6.0 million during the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.6 million during the three and nine months ended September 30, 2025, respectively. Amortization expense is included in sales and marketing expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. Deferred commissions are considered costs to obtain a contract and are included in deferred costs in the accompanying Unaudited Condensed Consolidated Balance Sheets in the amount of $34.3 million and $32.9 million as of September 30, 2026 and December 31, 2025, respectively.

The Company capitalized implementation costs of $3.5 million and $10.9 million during the three and nine months ended September 30, 2026, respectively, and $3.5 million and $8.8 million during the three and nine months ended September 30, 2025, respectively, and recognized amortization of $2.2 million and $6.2 million during the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.5 million during the three and nine months ended September 30, 2025, respectively. Amortization expense is included in cost of revenues in the accompanying Unaudited Condensed Consolidated Statements of Operations. These deferred costs are considered costs to fulfill client contracts and are included in deferred costs in the accompanying Unaudited Condensed Consolidated Balance Sheets in the amount of $35.1 million and $30.4 million as of September 30, 2026 and December 31, 2025, respectively.

The Company periodically reviews the carrying amount of deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. No material impairment losses were recognized in relation to these capitalized costs for the three and nine months ended September 30, 2026 and 2025.

Note 5. Accounts Receivable, net

Accounts receivable, net includes the following amounts at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Trade accounts receivable	$53,685	$44,136
Unbilled receivables	8,449	7,914
Total receivables	62,134	52,050
Allowance for credit losses	(460)	(460)
Reserve for estimated credits	(164)	(96)
Total accounts receivable, net	$61,510	$51,494

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Bonus accrual	$11,511	$15,865
Commissions accrual	3,198	4,090
Client refund liability	431	1,388
Self-insured reserve	2,155	2,040
Accrued third-party solution costs	9,325	10,154
Accrued vendor purchases	4,130	3,092
Accrued hosting services	3,145	3,021
Other accrued liabilities	8,200	7,709
Total accrued liabilities	$42,095	$47,359

Note 7. Debt

Amended Credit Facility

On February 27, 2025, the Company entered into a Third Amendment (the “Third Amendment”) to the Company’s Amended and Restated Credit Agreement dated as of April 29, 2022 (as amended, the “Amended Credit Agreement”), with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, and other lenders party thereto. The Third Amendment, among other things, (i) extended the maturity date of the revolving commitment from April 29, 2027 to February 27, 2030, (ii) increased the amount of the revolving loan commitment by $100 million, for a total revolving commitment of $225 million (the “Revolving Facility”), (iii) extended the Financial Covenant Trigger Date (as defined therein) to December 31, 2026 or such earlier date as designated by the Company, (iv) reduced the applicable interest rate margins (1) prior to the Financial Covenant Trigger Date, from SOFR plus 3.00% to 3.50% per annum to SOFR plus 2.75% to 3.25% per annum, based on the Recurring Revenue Leverage Ratio (as defined therein) and (2) on or after the Financial Covenant Trigger Date, from SOFR plus 1.50% to 3.00% per annum to SOFR plus 1.25% to 2.50% per annum, based on the Consolidated Total Net Leverage Ratio (as defined therein), (v) permitted the acquisition of Fin Technologies, Inc., dba MANTL (“MANTL”) pursuant to the terms of the related merger agreement, (vi) permitted certain Permitted Convertible Indebtedness and Permitted Equity Derivative Transactions (as such terms are defined therein), subject to certain restrictions, and (vii) modified certain covenants.

Revolving Facility loans under the Amended Credit Agreement may be voluntarily prepaid and re-borrowed. The Amended Credit Agreement previously provided for a term loan, which was fully repaid in December 2023 and cannot be re-borrowed. The Company had borrowings of $60.0 million on the Revolving Facility during March 2025, with the proceeds used for the MANTL, which borrowings were fully repaid during the three months ended March 31, 2026. As of September 30, 2026, there were no borrowings outstanding under the Revolving Facility. The interest rate in effect for the Revolving Facility as of March 31, 2025 was 9.75%. In April 2025, the rate decreased to 7.68%, in July 2025, the rate increased to 7.70%, and in December 2025, the rate decreased to 7.13%, which remained the effective interest rate as of December 31, 2025. In January 2026, the rate decreased to 7.02%, which remained the effective interest rate until full repayment as of March 31, 2026. Interest expense related to the outstanding borrowings on the Revolving Facility was none and $0.3 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2025, respectively.

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

The Amended Credit Agreement also contains customary events of default which, if they occur, could result in the termination of commitments under the Amended Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement to maintain cash collateral deposits in respect of outstanding letters of credit. The Company was in compliance with all covenants as of September 30, 2026.

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

As of September 30, 2026, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

The net carrying amount of the 2030 Convertible Notes consisted of the following (in thousands):

(in thousands)	September 30, 2026
Principal	$345,000
Unamortized debt discount	(6,627)
Unamortized debt issuance costs	(648)
Net carrying amount	$337,725

The debt discount and issuance costs are being amortized to interest expense over the term of the 2030 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the discount and issuance costs of the 2030 Convertible Notes is 2.14%. For the three and nine months ended September 30, 2026 and 2025, interest expense related to the 2030 Convertible Notes consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Contractual interest expense	$1,293	$1,323	$3,881	$2,832
Amortization of debt discount and issuance costs	521	510	1,495	1,134
Total interest expense	$1,814	$1,833	$5,376	$3,966

As of September 30, 2026, the 2030 Convertible Notes had a principal amount of $345 million and an estimated fair value of $304 million. The estimated fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the 2030 Convertible Notes in an over-the-counter market on the last trading day of the reporting period.

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

Note 8. Stockholders' Equity

Equity Compensation Plans

Stock-based compensation expense was included in the Unaudited Condensed Consolidated Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$1,454	$2,103	$4,682	$6,445
Research and development	5,820	5,726	16,204	16,584
Sales and marketing	2,095	3,572	7,403	9,969
General and administrative	9,858	9,328	25,740	27,248
Total stock-based compensation expenses	$19,227	$20,729	$54,029	$60,246

In connection with the acquisition of MANTL in March 2025, the vesting of certain outstanding unvested equity awards was accelerated and settled in cash, resulting in the Company recognizing $3.9 million of stock-based compensation expense for the nine months ended September 30, 2025.

Stock Repurchase Program

On April 23, 2026, the Board of Directors of the Company (the “Board”) authorized a stock repurchase program to repurchase up to $100.0 million of the Company’s common stock, through December 31, 2028. Repurchases under the program may be made from time to time, at management’s discretion, using a variety of methods, including open market purchases, privately negotiated transactions, and other means all in accordance with federal securities laws and other applicable legal requirements, including pursuant to one or more Rule 10b5-1 trading plans. The timing and size of any repurchases will be determined by management based on prevailing share prices, general economic and market conditions, the Company’s liquidity and capital needs, and other factors deemed relevant. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time at the discretion of the Board. During the three and nine months ended September 30, 2026, the Company repurchased on the open market 531,620 and 1,416,195 shares for $10 million and $25 million, respectively. All shares of common stock that were repurchased were retired. As of September 30, 2026, $75 million remained available for future stock repurchases under the stock repurchase program.

Note 9. Income Taxes

The Company recorded income tax benefit of $1.0 million and income tax expense of $1.6 million for the three and nine months ended September 30, 2026, respectively, resulting in an effective tax rate of 12.5% and (6.5)%, respectively, compared to income tax benefit of less than $0.1 million and $11.6 million for the three and nine months ended September 30, 2025, respectively, resulting in an effective tax rate of 0.2% and 24.3%, respectively.

The Company’s effective tax rates for the three and nine months ended September 30, 2026 and 2025 differ from the U.S. statutory tax rate primarily due to unfavorable permanent differences and changes in the valuation allowance recorded against the Company’s deferred tax assets. For the three and nine months ended September 30, 2025, the effective tax rate was further impacted by a deferred tax benefit resulting from the partial release of a pre-existing valuation allowance in connection with the MANTL business combination.

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of September 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation:

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$39,175	$39,175	$—	$—
Marketable securities:
Corporate bonds	6,510	—	6,510	—
Commercial paper	7,583	—	7,583	—
U.S. Treasury debt securities	20,815	20,815	—	—
Total marketable securities	34,908	20,815	14,093	—
Total assets	$74,083	$59,990	$14,093	$—
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

Because the Company has reported a net loss for the three and nine months ended September 30, 2026 and 2025, the number of shares used to calculate diluted net loss per share attributable to common stockholders is the same as the number of shares used to calculate basic net loss per share attributable to common stockholders for the period presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

In connection with the offering of the 2030 Convertible Notes, the Company entered into Capped Calls that are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion. The impact of the Capped Calls is not included when calculating potentially dilutive shares since their effect is anti-dilutive.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except shares and per share amounts)	2026	2025	2026	2025
Net loss	$(6,745)	$(14,804)	$(25,608)	$(36,211)
Weighted-average shares of common stock outstanding - basic and diluted	106,627,818	104,345,319	106,626,666	103,395,497
Net loss per common share - basic and diluted	$(0.06)	$(0.14)	$(0.24)	$(0.35)

The following potential shares of common stock were excluded from diluted net loss per share as the Company had a net loss in each of the periods presented:

	As of September 30,
	2026	2025
Stock options	664,857	956,686
Restricted Stock Units	7,127,038	6,695,445
ESPP	115,050	94,295
2030 Convertible Notes	10,511,495	10,511,495
Total anti-dilutive common share equivalents	18,418,440	18,257,921

Note 12. Commitments and Contingencies

Legal Proceedings

The Company may become party to various legal actions during the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, the Company may receive unfavorable preliminary or interim rulings during litigation, and there can be no assurances that favorable final outcomes will be obtained. In addition, the Company’s industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in our industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Furthermore, client agreements typically require the Company to indemnify clients against liabilities incurred in connection with claims alleging its solutions infringe the intellectual property rights of a third party. From time to time, the Company has been involved in disputes related to patent and other intellectual property rights of third parties, none of which has resulted in material liabilities. The Company expects these types of disputes may continue to arise in the future. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims that are likely to be asserted, is not reasonably likely to be material to the Company’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

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

Operating lease expense consisted of:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$924	$672	$2,550	$2,015
Short-term lease expense and other(1)	331	269	994	795
Total lease expense	$1,255	$941	$3,544	$2,810
(1) Other lease expense includes variable lease expense.

Supplemental Cash Flow Information

	Nine months ended September 30,
Cash flow information (in thousands)	2026	2025
Cash paid for operating lease liabilities	$2,736	$2,119
Right-of-use assets obtained in exchange for operating lease obligations(1)	$4,797	$—
(1) For the nine months ended September 30, 2026, right-of-use assets obtained in exchange for operating lease obligations is related to the commencement of the Company’s lease agreement in India.

The future maturities of operating lease liabilities are as follows:

(in thousands)	September 30, 2026
2026 (three months remaining)	$959
2027	3,724
2028	3,931
2029	4,292
2030	4,442
Thereafter	9,014
Total minimum lease payments	26,362
Less: present value discount	(5,998)
Total lease liability balance	$20,364

In September 2026, the Company entered into agreements to assign its remaining rights and obligations under the lease for its headquarters in Plano, Texas to a third party effective on July 1, 2027. In connection with the agreements, the Company has agreed to make incentive payments to the third party totaling approximately $4.0 million, due within 30 days after the assignment effective date. The assignment and the Company’s payment obligation are contingent upon, among other things, the surrender of the premises on February 1, 2027, the landlord’s release of the Company from obligations arising under the lease after the assignment effective date and the landlord’s receipt of replacement security from the third party. Until the contingencies are resolved, the Company remains the primary obligor under the lease.

As of September 30, 2026, the Company continues to account for the lease, the related right-of-use asset and the related property and equipment (as disclosed in Note 3) under their existing terms, and no impairment has been identified related to the assignment. The Company will continue to monitor quarterly for impairment through the assignment effective date.

In September 2026, the Company incurred broker commissions of $2.1 million in connection with the assignment, which were included in general and administrative expenses for the three months ended September 30, 2026.

Note 14. Goodwill and Other Intangibles

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the Company’s business planning cycle, the Company performs an annual goodwill impairment test in the fourth quarter of the fiscal year. There were no indications of impairment of goodwill noted as of September 30, 2026. Goodwill has a carrying value of $403.4 million as of both September 30, 2026 and December 31, 2025.

Total intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$92,800	$(13,954)	$78,846
Developed Technology	99,200	(44,201)	54,999
Tradenames	6,450	(1,236)	5,214
Total amortizable intangible assets	198,450	(59,391)	139,059
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$198,475	$(59,391)	$139,084

	As of December 31, 2025
(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived:
Customer Relationships	$92,800	$(9,314)	$83,486
Developed Technology	99,200	(29,462)	69,738
Tradenames	6,450	(756)	5,694
Total amortizable intangible assets	198,450	(39,532)	158,918
Website domain name (Indefinite-lived)	25	—	25
Total intangible assets	$198,475	$(39,532)	$158,943

Amortization expense recognized on intangible assets was $6.7 million and $19.9 million for the three and nine months ended September 30, 2026, respectively, and $6.7 million and $15.7 million for the three and nine months ended September 30, 2025, respectively.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in thousands):

2026 (three months remaining)	$6,618
2027	23,614
2028	21,887
2029	21,887
2030	10,006
Thereafter	55,047
$139,059

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
•our ability to raise necessary funds to repurchase the 2030 Convertible Notes or to pay any cash amounts due upon their maturity or conversion of the 2030 Convertible Notes and dilution to our common stock upon the conversion of the 2030 Convertible Notes;
•risks from our accounting method of the 2030 Convertible Notes;
•counterparty risk with respect to the Capped Calls;
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
•risks from our stock repurchase program;
•the volatility of the trading price of our common stock;
•risks from actions of activist stockholders or others; and
•significant expenses and administrative burdens as a public company.

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

During 2024, we established a subsidiary in India to support potential future operational needs. While our presence in India has grown since 2024, these operations remain immaterial to our Condensed Consolidated Financial Statements as of September 30, 2026.

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

•Integrations: Scalability and extensibility driven by more than 400 real-time integrations to back-office systems and third-party fintech solutions as of September 30, 2026, including core systems, payment cards, mortgages, bill pay, electronic documents, money movement, personal financial management and account opening.

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

We derive our Platform revenues almost entirely from multi-year contracts that are based on an average contract life of approximately 70 months as of September 30, 2026. We predominantly employ a per-registered-user pricing model, with incremental fees above certain contractual client minimum commitments for each licensed solution. In these cases, our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer or member penetration, incentivizing our clients to internally market and promote digital engagement.

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

For the three months ended September 30, 2026 and 2025, our total revenues were $134.9 million and $113.0 million, respectively, representing a 19.4% increase period-over-period. For the nine months ended September 30, 2026 and 2025, our total revenues were $390.9 million and $322.8 million, respectively, representing an increase of 21.1% period-over-period. SaaS subscription revenues, as further described below, represented 95.7% and 95.4% of total revenues for the three and nine months ended September 30, 2026, respectively, and 95.5% and 94.9% of total revenues for the three and nine months ended September 30, 2025, respectively. We incurred net losses of $6.7 million and $25.6 million for the three and nine months ended September 30, 2026, respectively, and net losses of $14.8 million and $36.2 million for the three and nine months ended September 30, 2025, respectively, largely on the basis of significant continued investment in sales, marketing, product development and post-sales client activities.

Recent Developments

Lease Assignment

In September 2026, we entered into agreements to assign our remaining rights and obligations under the lease for our headquarters in Plano, Texas to a third party effective on July 1, 2027. In connection with the agreements, we have agreed to make payments to the third party totaling approximately $4.0 million, due within 30 days after the assignment effective date. The assignment and our payment obligation are contingent on, among other things, the surrender the premises on February 1, 2027, the landlord’s release of our obligations arising under the lease after the assignment effective date and the landlord’s receipt of replacement security from the third party. Until the contingencies are resolved, we remain the primary obligor under the lease.

As of September 30, 2026, we continue to account for the lease, the related right-of-use asset and the related property and equipment (as disclosed in Note 3 to our Notes to the Unaudited Condensed Consolidated Financial Statements) under their existing terms, and no impairment has been identified related to the assignment. We will continue to monitor quarterly for impairment through the assignment effective date.

In September 2026, we incurred broker commissions of $2.1 million in connection with the assignment, which were included in general and administrative expenses for the three months ended September 30, 2026.

Factors Affecting our Operating Results

Growing our FI Client Base. A key part of our strategy is to grow our FI client base. As of September 30, 2026, we served 323 FIs through the Platform and more than 1,000 clients when including unique clients only subscribing to one or a combination of Onboarding & Account Opening, Data & Marketing or Fraud Prevention products. Each of our digital banking client wins is a competitive takeaway, and as such, our historical ability to grow our client base has been a function of product depth, technological excellence and a sales and marketing function able to match our solutions with the strategic objectives of our clients. Our future success will significantly depend on our ability to continue to grow our FI client base through competitive wins.

Deepening Client Customer or Member Penetration. We primarily generate revenues through a per-user pricing model. Once we onboard a client, our ability to help drive incremental client customer or member digital adoption translates to additional revenues with very limited additional spend. Our FI clients are incentivized to market and encourage digital account sign-up based on identifiable improvement in customer engagement, as well as discounts received based on certain levels of customer or member penetration. We expect to continue to support digital adoption by client customers or members through continued investments in new products and platform enhancements. Our future success will depend on our ability to continue to deepen client customer or member penetration.

Expanding our Product Suite. Product depth is a key determinant in winning new clients. In a replacement market, we win based on our ability to bring a product suite to market that is superior to the incumbent, as well as to our broader competition. Of equal importance is the ability to cohesively deliver a deep product suite with as little friction as possible to the client customer or member. The depth of our product suite is a function of technology and platform partnerships. Our platform model with more than 400 integrations as of September 30, 2026 enables us to deliver thousands of configurations aligned with the digital platform strategies adopted by our clients. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to FI clients in a timely manner. Furthermore, expanding our product suite expands our Revenue per Registered User (“RPU”) potential. For additional information regarding RPU, see “Key Business Metrics.”

Client Renewals. Our model and the stability of our revenue base is, in part, driven by our ability to renew our clients. In addition to extending existing relationships, renewals provide an opportunity to grow minimum contract value, as over the course of a contract term our clients often grow, or their needs evolve. Client renewals for our Platform are also an important lever in driving our long-term gross margin targets, as we generally achieve approximately 70% gross margin upon renewal. We had 9 and 20 client renewals in the three and nine months ended September 30, 2026, respectively. We expect client renewals to continue to play a key role in our future success.

Continued Leadership in Innovation. Our ability to maintain a differentiated platform and offering is dependent upon our pace of innovation. Our single code base, built on a multi-tenant infrastructure and combined with continuous software delivery, enables us to bring new, innovative products to market quickly and positions us with what we believe is market-leading breadth in terms of product offerings and feature sets. We remain committed to investing in our platform, notably through our research and development spend, which was 24.2% and 24.3% of our revenues for the three and nine months ended September 30, 2026, respectively. Our future success will depend on our continued leadership in innovation.

Components of Results of Operations

Revenues

We derive substantially all of our revenues from SaaS subscription services charged for the use of our digital sales and service solution. The majority of our revenues are derived from multi-year contracts for the Platform, which have had an average contract life of approximately 70 months as of September 30, 2026. Subscription services are recognized over time on a ratable basis over the client agreement term beginning on the date our solution is made available to our client. The promised consideration may include fixed or variable amounts. Our clients with enterprise license contracts are invoiced on an agreed upon monthly rate throughout the contract term, which may include fixed monthly or annual rate escalations. Fixed dollar or percentage escalations that are not based on registered users are considered part of the fixed transaction price and recognized on a straight-line basis over the SaaS subscription period evenly. The majority of our client contracts are based on registered users, for which clients are invoiced a monthly contractual minimum fee for each licensed solution. In addition, to the extent clients exceed their contractual minimum commitments, we invoice a monthly subscription fee based on (i) the number of users on each licensed solution and (ii) the number of bill-pay and certain other transactions conducted through our Platform. Our pricing is tiered, with per-registered-user discounts applied as clients achieve higher levels of customer or member penetration, incentivizing our clients to internally market our products and promote digital engagement. Variable consideration earned for subscription fees in excess of contractual minimums is recognized as revenues in the month of actual usage. Our SaaS subscription fees include maintenance and support services, which are recognized together with the subscription on a straight-line basis over the contract term.

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

The following table disaggregates our revenues for the three and nine months ended September 30, 2026 and 2025 by major source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
SaaS subscription services	$129,086	$107,867	$372,839	$306,534
Implementation services	3,706	3,509	10,691	9,025
Other services	2,119	1,578	7,363	7,289
Total revenues	$134,911	$112,954	$390,893	$322,848

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

We intend to continue to increase our investments in our implementation, client support teams and technology infrastructure to serve our clients and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to vary as a percentage of revenues from period to period as a function of the efficiency and utilization of implementation and support personnel and the extent to which we recognize fees from bill-pay services and other third-party functionality integrated into our solutions. Our gross margin for the three and nine months ended September 30, 2026 was 57.5% and 57.6%, respectively, and 56.8% and 58.1% for the three and nine months ended September 30, 2025, respectively.

The major components of cost of revenues are represented in the following table as percentages of revenues for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Cost component as a % of revenue)	2026	2025	2026	2025
Third-party hosting services	5.3%	4.9%	5.4%	5.0%
Direct costs of bill-pay and other third-party intellectual property	21.3%	19.3%	20.5%	18.6%
Implementation and client support teams	7.9%	9.2%	8.1%	9.1%
Development team (maintenance and updates)	2.5%	2.9%	2.6%	2.9%
Amortization	4.4%	5.0%	4.6%	4.3%
Stock-based compensation	1.1%	1.9%	1.2%	2.0%

Operating Expenses

Research and Development. Research and development costs consist primarily of personnel-related costs for our engineering, information technology and product employees, including salaries, bonuses, other incentive-related compensation, employee benefits and stock-based compensation. In addition, we also include third-party contractor expenses, software development and testing tools, allocated corporate expenses and other expenses related to developing new solutions and upgrading and enhancing existing solutions. We expect research and development costs to increase as we expand our platform with new features and functionality, as well as enhance the existing Alkami Digital Sales & Service Platform. However, we expect that research and development expenses will decrease as a percentage of revenue over the long term.

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

General and Administrative. General and administrative expenses consist primarily of personnel-related costs for our executive, finance, legal, human resources, security and compliance and other administrative employees, including salaries, bonuses, commissions, other incentive-related compensation, employee benefits and stock-based compensation. General and administrative expenses also include accounting, auditing and legal professional services fees, acquisition-related expenses, loss on impairment of intangible assets, secondary offering related expenses, stockholder matters related expenses, lease assignment related expenses, travel and other unallocated corporate-related expenses, such as the cost of our facilities, employee relations, corporate telecommunication and software. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a publicly traded company, including legal, audit, business insurance and consulting fees. However, we expect that general and administrative expenses will decrease as a percentage of revenue over the long term.

Amortization of Acquired Intangibles. Amortization of acquired intangibles represents the amortization of intangible assets recorded in connection with our business acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the related assets.

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income from our cash balances, interest expense from borrowings under our revolving loan facility under the Amended Credit Agreement (the “Revolving Facility”) and 2030 Convertible Notes, amortization of debt discount and deferred debt costs, unrealized gains or losses on marketable securities and realized gains on sales of marketable securities.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes included elsewhere in this filing. The following table presents our selected Unaudited Condensed Consolidated Statements of Operations data for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues	$134,911	$112,954	$390,893	$322,848
Cost of revenues (1) (2)	57,332	48,812	165,632	135,328
Gross profit	77,579	64,142	225,261	187,520
Operating expenses(2):
Research and development	32,598	30,091	94,997	87,207
Sales and marketing	18,260	19,337	61,036	60,227
General and administrative	31,263	25,889	83,766	80,245
Amortization of acquired intangibles	1,706	1,706	5,120	3,981
Total operating expenses	83,827	77,023	244,919	231,660
Loss from operations	(6,248)	(12,881)	(19,658)	(44,140)
Non-operating income (expense):
Interest income	628	1,026	2,074	3,286
Interest expense	(2,092)	(2,978)	(6,450)	(6,967)
Loss before income taxes	(7,712)	(14,833)	(24,034)	(47,821)
(Benefit from) provision for income taxes	(967)	(29)	1,574	(11,610)
Net loss	$(6,745)	$(14,804)	$(25,608)	$(36,211)

(1) Includes amortization of acquired technology of $4.9 million for both the three months ended September 30, 2026 and 2025, and $14.7 million and $11.7 million for the nine months ended September 30, 2026 and 2025, respectively.
(2) Includes stock-based compensation expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$1,454	$2,103	$4,682	$6,445
Research and development	5,820	5,726	16,204	16,584
Sales and marketing	2,095	3,572	7,403	9,969
General and administrative	9,858	9,328	25,740	27,248
Total stock-based compensation expenses	$19,227	$20,729	$54,029	$60,246

The following table presents our reconciliation of GAAP net loss to adjusted EBITDA for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(6,745)	$(14,804)	$(25,608)	$(36,211)
(Benefit from) provision for income taxes	(967)	(29)	1,574	(11,610)
Interest expense, net	1,464	1,952	4,376	3,681
Depreciation and amortization	8,310	7,869	24,725	19,055
Stock-based compensation expense	19,227	20,729	54,029	60,246
Acquisition-related expenses	758	247	1,306	3,138
Loss on impairment of intangible assets	—	—	—	1,655
Stockholder matters related expenses(1)	2,104	—	5,443	—
Lease assignment related expenses(2)	2,131	—	2,131	—
Adjusted EBITDA(3)	$26,282	$15,964	$67,976	$39,954
(1) Stockholder matters related expenses consist primarily of legal, consulting, advisory fees and other related costs, including expenses related to the strategic review process, which was completed in the third quarter of 2026.

(2) Lease assignment related expenses relate to expenses incurred for the execution of the lease assignment arrangement.

(3) Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. For additional information regarding adjusted EBITDA, see “Key Business Metrics.”

Key Business Metrics

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should not be considered an alternative to GAAP net loss as a measure of operating performance or as a measure of liquidity. We define adjusted EBITDA as net loss before (benefit from) provision for income taxes; interest expense, net; depreciation and amortization; stock-based compensation expense; acquisition-related expenses; loss on impairment of intangible assets; stockholder matters related expenses; and lease assignment related expenses. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

Comparison of Three and Nine Months Ended September 30, 2026 and 2025

Revenues

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$134,911	$112,954	$21,957	19.4%	$390,893	$322,848	$68,045	21.1%

	September 30,
	2026	2025
Annual Recurring Revenue (ARR)	$533,154	$449,034	$84,120	18.7%
Registered Users	24,363	21,552	2,811	13.0%
Revenue per Registered User (RPU)	$21.88	$20.83	$1.05	5.0%

Revenues increased by $22.0 million, or 19.4%, and $68.0 million, or 21.1%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.

The increase of $22.0 million in revenues for the three months ended September 30, 2026 was primarily attributable to growth in our SaaS subscription services revenue, driven by user growth on our Platform, from both existing client digital user growth and new client implementations, and higher RPU from selling additional solutions.

The increase of $68.0 million in revenues for the nine months ended September 30, 2026 was primarily attributable to growth in our SaaS subscription services revenue, driven by user growth on our Platform, from both existing client digital user growth and new client implementations, and higher RPU from selling additional solutions.

As of September 30, 2026, our existing clients added 1.5 million digital users and we implemented 36 new clients onto our platform representing 1.4 million digital users since September 30, 2025.

Cost of Revenues

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of revenues	$57,332	$48,812	$8,520	17.5%	$165,632	$135,328	$30,304	22.4%
Percentage of revenues	42.5%	43.2%			42.4%	41.9%

Cost of revenues increased by $8.5 million, or 17.5%, and $30.3 million, or 22.4%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.

The increase of $8.5 million in cost of revenues for the three months ended September 30, 2026 was primarily driven by $6.7 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform and $1.6 million in higher hosting costs.

The increase of $30.3 million in cost of revenues for the nine months ended September 30, 2026, was primarily driven by $20.3 million in higher costs of our third-party partners where we resell their solutions as part of the digital platform, $5.0 million in higher hosting costs, and a $3.1 million increase in amortization of intangible assets, primarily related to the acquisition of MANTL.

Our gross margin for the three and nine months ended September 30, 2026 was 57.5% and 57.6%, respectively, and 56.8% and 58.1% for the three and nine months ended September 30, 2025, respectively. The driver for the decrease in gross margin for the nine months ended September 30, 2026 compared to the same period in 2025 is primarily related to increased third-party and hosting costs.

Operating Expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
($ in thousands)
Research and development	$32,598	$30,091	$2,507	8.3%	$94,997	$87,207	$7,790	8.9%
Sales and marketing	18,260	19,337	(1,077)	(5.6)%	61,036	60,227	809	1.3%
General and administrative	31,263	25,889	5,374	20.8%	83,766	80,245	3,521	4.4%
Amortization of acquired intangibles	1,706	1,706	—	—%	5,120	3,981	1,139	28.6%
Total operating expenses	$83,827	$77,023	$6,804	8.8%	$244,919	$231,660	$13,259	5.7%
Percentage of revenues	62.1%	68.2%			62.7%	71.8%

Research and Development

Research and development expenses increased by $2.5 million, or 8.3%, and $7.8 million, or 8.9%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.

For the three months ended September 30, 2026, the increase of $2.5 million was primarily due to a $1.8 million increase in personnel-related costs resulting from headcount growth in our engineering, and product teams dedicated to platform enhancements and innovation and $0.4 million in higher hosting costs.

For the nine months ended September 30, 2026, the increase of $7.8 million was primarily due to a $7.0 million increase in personnel-related costs resulting from headcount growth in our engineering and product teams dedicated to platform enhancements and innovation, $1.3 million in higher hosting costs, and $1.3 million in higher software costs. These expenses were partially offset by $1.5 million in lower consulting costs and an increase of $0.8 million in capitalized development costs.

Sales and Marketing

Sales and marketing expenses decreased by $1.1 million, or 5.6%, and increased by $0.8 million, or 1.3%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.

For the three months ended September 30, 2026, the decrease was primarily due to a $1.7 million decrease in personnel-related costs, partially offset by an increase in costs related to the timing of industry conferences and trade shows of $0.8 million.

For the nine months ended September 30, 2026, the increase was primarily due to $1.0 million of higher costs related to the timing of industry conferences and trade shows and $0.9 million in higher various other costs, partially offset by a $1.1 million decrease in personnel-related costs.

General and Administrative

General and administrative expenses increased by $5.4 million, or 20.8%, and $3.5 million, or 4.4%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.

For the three months ended September 30, 2026, the increase of $5.4 million was primarily due to increases in stockholder matters related expenses of $2.1 million, $2.1 million of lease assignment related expenses, and $1.2 million in higher various other costs.

For the nine months ended September 30, 2026, the increase of $3.5 million was primarily due to increases in stockholder matters related expenses of $5.4 million, $2.1 million of lease assignment related expenses, and $0.9 million in facilities expenses, partially offset by lower acquisition related expenses of $1.8 million, a decrease in loss on impairment of $1.7 million, and lower personnel-related costs of $1.3 million.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was consistent for the three months ended September 30, 2026, compared to the same period in 2025.

Amortization of acquired intangibles increased by $1.1 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the acquisition of intangible assets as part of the acquisition of MANTL in March 2025 and related additional amortization.

Non-Operating Income (Expense)

Non-operating expense decreased by $0.5 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to lower net interest expense related to the payoff of the Revolving Facility in March 2026.

Non-operating expense increased by $0.7 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to the increase in interest expense related to the 2030 Convertible Notes.

(Benefit From) Provision for Income Taxes

The Company recorded income tax benefit of $1.0 million and income tax expense of $1.6 million for the three and nine months ended September 30, 2026, respectively, resulting in an effective tax rate of 12.5% and (6.5)%, respectively, compared to income tax benefit of less than $0.1 million and $11.6 million for the three and nine months ended September 30, 2025, respectively, resulting in an effective tax rate of 0.2% and 24.3%, respectively.

The Company’s effective tax rates for the three and nine months ended September 30, 2026 and 2025 differ from the U.S. statutory tax rate primarily due to unfavorable permanent differences and changes in the valuation allowance recorded against the Company’s deferred tax assets. For the three and nine months ended September 30, 2025, the effective tax rate was further impacted by a deferred tax benefit resulting from the partial release of a pre-existing valuation allowance in connection with the MANTL business combination.

Liquidity and Capital Resources

As of September 30, 2026, we had $85.2 million in cash and cash equivalents and marketable securities, and an accumulated deficit of $549.5 million. Our net losses have been driven by our investments in developing our Digital Sales & Service Platform, expanding our sales, marketing and implementation organizations, and scaling our administrative functions to support our rapid growth.

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

We believe that our existing cash resources, including our Revolving Facility, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for the short term (at least the next 12 months) and longer term (beyond the next 12 months). We may, from time to time, seek to raise additional capital to support our growth, including to fund acquisitions, as we did with the issuance of the 2030 Convertible Notes to fund, in part, the acquisition of MANTL. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$39,131	$26,300
Net cash used in investing activities	$(5,888)	$(393,464)
Net cash (used in) provided by financing activities	$(46,380)	$330,121

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2026, net cash provided by operating activities was $39.1 million, which consisted of a net loss of $25.6 million, adjusted by non-cash charges of $80.6 million and net cash outflows from the change in net operating assets and liabilities of $15.9 million. The non-cash charges were primarily comprised of depreciation and amortization expense of $24.7 million and stock-based compensation expense of $54.0 million. The net cash outflows from the change in our net operating assets and liabilities were primarily due to a $10.0 million increase in accounts receivable, a $5.4 million increase in deferred costs, and a $1.0 million increase in prepaid expenses and other assets.

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

Net Cash Used in Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $5.9 million, primarily consisting of $5.4 million related to capitalized software development costs. Our investing activities included purchases and sales, maturities, and redemptions of marketable securities in the ordinary course of managing our investment portfolio, which did not have a material net effect on cash flows.

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

Net Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2026, net cash used in financing activities was $46.4 million, which was primarily due to $25.0 million in repurchases of common stock, $15.0 million of payments on the revolving loan under the Revolving Facility, and $11.2 million for payments related to net settlement of equity awards, partially offset by $3.1 million in proceeds from issuances under the Employee Stock Purchase Plan (“ESPP”).

For the nine months ended September 30, 2025, net cash provided by financing activities was $330.1 million, which was primarily due to proceeds of $335.5 million from the issuance of the 2030 Convertible Notes, proceeds of $60.0 million from revolver loan borrowings, $2.9 million in proceeds from issuances under the ESPP, and $2.4 million in proceeds from the exercise of stock options to purchase 0.3 million shares of our common stock, partially offset by $33.9 million paid for the Capped Calls, $35.0 million of payments on the revolving loan, and $1.9 million of debt issuance costs paid.

Debt Transactions

On February 27, 2025, the Company entered into the Third Amendment to the Amended Credit Agreement (“Third Amendment”) and subsequently borrowed $60 million on the Revolving Facility during March 2025, with the proceeds used for the acquisition of MANTL, which were fully repaid during the three months ended March 31, 2026. As of September 30, 2026, there were no borrowings outstanding under the Revolving Facility. Refer to Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information regarding the Amended Credit Agreement.

On March 13, 2025, the Company issued $345 million 2030 Convertible Notes. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 13, 2025, between the Company and the U.S Bank Trust Company, National Association, as the trustee. In connection with the issuance of the 2030 Convertible Notes, the Company entered into the Capped Calls. Refer to Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information regarding the 2030 Convertible Notes and Capped Calls.

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

Total interest expense, including commitment fees and unused line fees, was $2.1 million and $6.5 million for the three and nine months ended September 30, 2026, respectively, and $3.0 million and $7.0 million for the three and nine months ended September 30, 2025, respectively.

Interest expense related to the 2030 Convertible Notes and Revolving Facility was $1.8 million and none, respectively, for the three months ended September 30, 2026, and $5.4 million and $0.3 million, respectively, for the nine months ended September 30, 2026. Interest expense related to the 2030 Convertible Notes and Revolving Facility was $1.9 million and $0.9 million, respectively, for the three months ended September 30, 2025, and $4.0 million and $2.4 million, respectively, for the nine months ended September 30, 2025.

In conjunction with closing the Amended and Restated Credit Agreement in 2022, First Amendment in 2023, Second Amendment in 2024, and Third Amendment in February 2025, we incurred issuance costs of $0.9 million, $0.3 million, $0.4 million, and $0.9 million, respectively, which were deferred and scheduled to be amortized over the remaining term of the agreement. In conjunction with the issuance of the 2030 Convertible Notes, the Company recognized an original issue discount of $9.5 million and debt issuance costs of $0.9 million, which were capitalized as components of the carrying amount and included in Convertible senior notes, net in the Unaudited Condensed Consolidated Balance Sheets. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Unamortized discounts and debt issuance costs totaled $8.3 million and $10.0 million as of September 30, 2026 and December 31, 2025, respectively. Amortization expense related to unamortized discounts and debt issuance costs (included in interest expense in the Unaudited Condensed Consolidated Statements of Operations) totaled $0.6 million and $1.7 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.4 million for the three and nine months ended September 30, 2025, respectively.

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

During the three and nine months ended September 30, 2026, the Company repurchased on the open market 531,620 and 1,416,195 shares for $10 million and $25 million, respectively. As of September 30, 2026, $75.0 million remained available for future stock repurchases under the stock repurchase program.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments as of September 30, 2026, compared to those discussed as of December 31, 2025 in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2026, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, other than the additional risk factor discussed below.

Share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

On April 23, 2026, our Board authorized a stock repurchase program to repurchase up to $100.0 million of our common stock. Repurchases under the stock repurchase program may be made from time to time, at management’s discretion, using a variety of methods, including open market purchases, privately negotiated transactions, and other means all in accordance with federal securities laws and other applicable legal requirements, including pursuant to one or more Rule 10b5-1 trading plans. The timing and size of any repurchases will be determined by management based on prevailing share prices, general economic and market conditions, our liquidity and capital needs, and other factors deemed relevant. The stock repurchase program does not obligate us to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time at the discretion of the Board. The stock repurchase program has been authorized through December 31, 2028. Repurchases of shares of our common stock could affect the trading price of our common stock and could increase volatility of securities. Similarly, the future announcement of the modification, termination, or suspension of the stock repurchase program, or our decision not to utilize the full authorized repurchase amount under the stock repurchase program, could result in a decrease in the trading price of our common stock. In addition, the stock repurchase program could reduce our cash reserves, which may impact our ability to finance our growth, fund working capital, strategic acquisitions or business opportunities, execute our strategic plan or deploy cash for other general corporate purposes. Although the stock repurchase program is intended to enhance long-term stockholder value, there can be no assurance that it will do so, because the trading price of our common stock may decline below the levels at which we repurchased our shares, and short-term stock price fluctuations could reduce the effectiveness of the stock repurchase program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our share purchase activity during the three months ended September 30, 2026.

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs (in thousands)(1)
July 1, 2026 - July 31, 2026	531,620	$18.81	531,620	$75,000
August 1, 2026 - August 31, 2026	—	$—	—	$75,000
September 1, 2026 - September 30, 2026	—	$—	—	$75,000
	531,620		531,620
(1) In April 2026, our Board authorized a stock repurchase program to repurchase up to $100.0 million of the Company’s common stock. During the three months ended September 30, 2026, the Company repurchased on the open market 531,620 shares for $10 million. For further information, see Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Alkami Technology, Inc.

Date:	October 29, 2026	By:	/s/ Alex Shootman
Alex Shootman
Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2026	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Financial Officer
(Principal Financial Officer)